Form 10QSB
period 2007-07-31
COASTLINE CORPORATE SERVICES, INC.
filed 2007-09-14
CIK 1401670

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Coastline Corporate Services, Inc. Form 10QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Act of 1934

For the quarterly period ended July 31, 2007

Commission File Number 333-143752

COASTLINE CORPORATE SERVICES, INC.

(Name of small business in its charter)

Florida		20-5859893
(State of Incorporation)		(IRS Employer ID Number)
111 Second Avenue N.E. Suite 900 St. Petersburg, Fl 33701
(Address of principal executive offices)
727-596-6095 (Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No  _____

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      X      No  _____

There were 792,999 shares of Common Stock issued and outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format:   Yes       No __X__

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Coastline Corporate Services, Inc. (a Florida corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the period ended April 30, 2007 included in a Form SB-2 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended July 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending April 30, 2008.

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

We have reviewed the accompanying balance sheet of Coastline Corporate Services, Inc. as of July 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Coastline Corporate Services, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

September 12, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

COASTLINE CORPORATE SERVICES, INC.

(a Development Stage Company)

Balance Sheets

(Unaudited)

As of
July 31,
2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 27,701
Accounts Receivable	400
Total Current Assets	28,101

Property and Equipment:	0

Total Assets:	$ 28,101

LIABILITIES

Current Liabilities:
Payroll Payable	4,116
Payroll Taxes Payable	1,267
Unearned Revenue	500

Total Current Liabilities	$ 5,883

Long-Term Liabilities:	0

Total Long-Term Liabilities	0

Total Liabilities:	$ 5,883
STOCKHOLDERS EQUITY

Stockholders' Equity:

Common Stock, authorized
100,000,000 shares, par value
$0.001, issued and outstanding on
July 31, 2007 was
792,999 common shares.	$ 793

Additional Paid in Capital	$ 66,857

Deficit Accumulated During the
Development Stage:	(45,431)

Total Stockholders' Equity:	$ 22,218

Total Liabilities and Stockholders' Equity:	$ 28,101

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three months Ending, July 31, 2007	For the period Inception (October 27, 2006) to July 31, 2007
Revenue:
Edgarization Fees:	$ 10,300	$ 10,500

Total Revenue:	$ 10,300	$ 10,500

Expenses:
Occupancy	495	1,570
Employee Compensation	5,383	5,383
General and Administrative	642	5,805
Professional Fees	21,625	42,200
Information Technology	0	973

Total Expenses:	$ 28,145	$ 55,931

Operation Income / (Loss)	$ (17,845)	$ (45,431)

Provision for Income Taxes	-	-

Net Income / (Loss)	$ (17,845)	$ (45,431)

Basic and Diluted (Loss) per Share:	($0.02)	($0.06)

Weighted Average Number of Shares	792,999	792,999

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	For the Three months Ending, July 31, 2007	For the period Inception (October 27, 2006) to July 31, 2007

Cash Flows from Operating Activities:
Net Income / (Loss):	$ (17,846)	$ (45,431)
Adjustments to reconcile Net Income / (Loss) to net cash used in operating activities:
(Increase)/Decrease in Accounts Receivable:	(200)	(400)
Increase/(Decrease) in Accounts Payable:	5,883	5,883
Net Cash Flows (Used) in Operating Activities	$ (12,163)	$ (39,948)

Net Cash Flows Used in Investing Activities:	0	0

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock
Net Cash Flows from Financing Activities:	0	$ 67,650

Change in Cash:
Cash - Beginning of Period	$ 39,864	0
Cash – End of Period	$ 27,702	$ 27,702

Non-Cash Investing and Financing Activities:	0	0

Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

From October 27, 2006 (Inception) to July 31, 2007

(Unaudited)

	Price	Common Stock		Paid in	Total
	Per Share	Shares	Amount	Capital	Equity

Balance,		-	$ -	$ -	$ -
October 27, 2006 (Inception)

Common Shares issued to
Founders for cash	$0.001	600,000	$600	$10,400	$11,000

Common Shares issued for
Cash in November 2006	$0.20	12,500	$12.5	$2,487.50	$2,500

Common Shares issued for
Cash in April 2007	$0.30	129,999	$130	$38,870	$39,000

Common Shares issued for
Cash in April 2007	$0.30	20,500	$20.5	$6,129.50	$6,150

Common Shares issued for
Services thru April 2007	$0.30	30,000	$30	$8,970	$9,000

Equity Balance before Deficit					$67,650

Net (Loss)					$(27,586)

Balance April 30, 2007 (audited)		792,999	$793	$66,857	$40,064

Net Loss of the period ending July 31, 2007					$(17,846)

Balance July 31, 2007 (unaudited)		792,999	$793	$66,857	$22,218

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to July 31, 2007)

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Coastline Corporate Services, Inc. (the Company) was incorporated under the laws of the State of Florida on October 27, 2006.

The Company’s principal business plan is to provide EDGAR filing services.  The Company is considered a development stage enterprise.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Basis of Presentation

The statements were prepared following generally accepted accounting principles of the United

States of America consistently applied.

Fiscal Year

The Company operates on an April 30 fiscal year end.

Revenue Recognition

The Company will recognize revenue when services have been provided and collection is reasonably assured.

Cash and Cash Equivalents

For  the  purpose  of  the  statement  of  cash  flows,  cash  equivalents  include  all  highly  liquid investments with maturity of three months or less.

Equipment

Equipment is depreciated using the straight-line method over its estimated useful life.

Use of Estimates

The  preparation  of  financial  statements  in  conformity  with  accounting  principles  generally accepted  in  the  United  States  of  America  requires  management  to  make  estimates  and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to July 31, 2007)

CONTINUED

Advertising

Advertising and marketing costs are expensed as incurred.

Earnings per Share

The  basic  earnings  (loss)  per  share  are  calculated  by  dividing  the  Company’s  net  income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods.  Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the period of October 27, 2006 (inception) to July 31, 2007:

Period Ending July 31, 2007
Numerator for Basic and Diluted EPS
Net Income /(loss) to common shareholders	$(45,431)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	692,722
Earnings/(Loss) Per Share
Basic and Diluted	$(0.065)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided   into   two   general   categories,   based   upon   who   the   stock   receiver   is,   namely: employees/directors and non-employees/directors.  The employees/directors category is further divided  based  upon  the  particular  stock  issuance  plan,  namely  compensatory  and  non- compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The  compensatory  stock  is  calculated  and  recorded  at  the securities’  fair  value  at  the  time  the  stock  is  given.    SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  Any common stock paid to non-employees will be valued at the fair value, which is the preferred method.  No stock compensation was paid during the period.

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to July 31, 2007)

CONTINUED

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.

STOCKHOLDERS’ EQUITY

Common Stock

The Company has 100,000,000 common shares authorized at a $0.001 par value per share and one class of blank-check preferred stock that can be issued at the discretion of the board of directors.

On October 27, 2006 the Company issued 600,000 common shares at $0.01833 per share to its founder in exchange for the $11,000 cash paid by the founder for legal and other services on behalf of the company immediately prior to its incorporation, and issued 12,500 common shares for $2,500 cash in November 2006 to a non-affiliated investor.

In April 2007 the Company issued a total of 150,499 shares at $0.30 per share for total proceeds of $45,150.

In April 2007 the Company issued 30,000 shares to certain of its officers and directors for services valued at $9,000.

NOTE 4.

PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes.  SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $6,068 as of July 31, 2007, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $45,431.  The total valuation allowance is a comparable $6,814.

The provision for income taxes for the period ended July 31, 2007 follows:

For the period October 27, 2006 (Inception) to July 31, 2007,	2007

Change in Deferred Tax Asset	$ 6,814
Valuation Allowance	(6,814)
Current Taxes Payable	0
Provision for Income Taxes	$ 0.00

Below is a chart showing the estimated federal net operating loss and the year in which it will expire.

Year	Amount	Expiration
2006	$45,431	2027

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to July 31, 2007)

CONTINUED

NOTE 5.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 6.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04) This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re- handling costs may be so abnormal ass to require treatment as current period charges….” This Statement  requires  that  those  items  be  recognized  as  current-period  charges  regardless  of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This  Statement  amends  FASB  Statement  No.  66,  Accounting  for  Sales  of  Real  Estate,  to reference  the  financial  accounting  and  reporting  guidance  for  real   estate  time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to July 31, 2007)

CONTINUED

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No.154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Coastline is a development stage company that is in the early stages of commercialization of providing Edgarizing services to corporations required to file periodic reports with the US Securities & Exchange Commission.  Since our inception in October 2006, we have: 1)  completed a private placement which has provided us with the necessary seed capital to begin operations, 2) filed and have had declared effective a registration statement with the SEC on form SB-2, 3) established minimal commercial operations.

We anticipate that our business will incur operating losses in the future until that point in time, if ever, that our revenues from our Edgarization services exceeds our operation expenses.

Our existence is dependent upon managements’ ability to develop profitable operations.  While management anticipates Coastline will attain profitable status through the further development and expansion in the number of customers that utilize our services, there can be no assurances that we will ever reach profitability.

Results of Operations from Inception (October 27, 2006) to July 31, 2007

COASTLINE CORPORATE SERVICES, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three months Ending, July 31, 2007	For the period Inception (October 27, 2007) to July 31, 2007
Revenue:
Edgarization Fees:	$ 10,300	$ 10,500

Total Revenue:	$ 10,300	$ 10,500

Expenses:
Occupancy	495	1,570
Employee Compensation	5,383	5,383
General and Administrative	642	5,805
Professional Fees	21,625	42,200
Information Technology	0	973

Total Expenses:	$ 28,145	$ 55,931

Operation Income / (Loss)	$ (17,845)	$ (45,431)

Provision for Income Taxes	-	-

Net Income / (Loss)	$ (17,845)	$ (45,431)

Basic and Diluted (Loss) per Share:	($0.02)	($0.06)

Weighted Average Number of Shares	792,999	792,999

(The accompanying notes are an integral part of these statements)

Revenues

Since our inception in October 2006, we have earned total revenues of $10,500, of which, $10,300 was earned in the three months ending July 31, 2007.

Expenses

The major component of our expenses from October 2006 to July 31, 2007 was professional fees of $42,200, of which $30,000 was legal fees associated with our registration statement filed in June 2007, and $9,000 was non-cash (stock grants) expenses associated with our directors fees.  Selling, General and Administrative expenses were $5,805 for the period, Employee compensation and payroll taxes were $5,383 for the period, and occupancy (rent) was $1,570 for the period.

Net Losses

Our net loss from October 27, 2006 to July 31, 2007 was $45,431.  The loss was primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, general and administrative expenses, and occupancy expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of July 31, 2007 we had cash and cash equivalents of  $27,701.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

We estimate that our expenses over the next twelve months will be approximately $27,000, as follows:

$10,000 in selling, general and administrative expenses;

$10,000 in employee compensation and payroll taxes;

$5,000 in auditing and accounting fees; and

$2,000 in occupancy and miscellaneous fees.

We do not anticipate that we will need any additional capital over the next twelve months.

Our independent certified public accountants stated in their report dated May 30, 2007 that the “Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern”.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Coastline Corporate Services, Inc. is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against us has been threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is information regarding the issuance and sales of Coastline Corporate Services, Inc.'s common stock without registration during the last three years. No sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The following securities of Coastline Corporate Services, Inc. were issued by CCSI within the past three (3) years and were not registered under the Securities Act of 1933:

•

On October 27, 2006, the Board of Directors issued 600,000 shares of stock to President Toni A. Eldred for paid in capital of $11,000.00.

Name of security holder	Shares Received	Date of Purchase	Consideration
Toni A. Eldred	600,000	October 27, 2006	$11,000.00

•

On November 13, 2006, the Board of Directors issued 12,500 shares of stock to Alex Long for paid in capital of $2,500.00.  These shares were sold to Mr. Long pursuant to the exemption under Section 4(2) of the Securities Act of 1933, as amended.

Name of security holder	Shares Received	Date of Purchase	Consideration
Alex Long	12,500	November 13, 2006	$2,500

•

December 14, 2006, the Board of Directors issued shares to the following Officers and Directors for services to the Company rendered and to be rendered in the coming year.

Name of security holder	Shares Received	Date of Issue	Consideration
Diane J. Harrison	10,000	December 14, 2006	Services valued at $3,000.00
Nanuk Warman	10,000	December 14, 2006	Services valued at $3,000.00
Alex Long	10,000	December 14, 2006	Services valued at $3,000.00

•

On November 15, 2006 the Board of Directors authorized the sale of up to 200,000 additional shares of stock. The Company filed a Form D with the Securities and Exchange Commission and prepared a Regulation D 506 Offering Memorandum.   Shares were sold to U.S. citizens under Regulation D 506, exemption claimed under Section 4(2) of the Securities Act of 1933, as amended, or Regulation S for individuals who were not citizens of the United States.  The Company sold 150,499 of the authorized 200,000 shares and then closed the sale of additional shares. The sales to the individuals listed below were for shares issued from the authorized capital stock for additional paid-in-capital. Shares were sold to friends, family and personal business acquaintances of the President, Toni A. Eldred and Directors Alex Long and Nanuk Warman. Each individual was personally given a Private Placement Memorandum for their review. Upon receipt of the executed and accepted subscription agreements the shares were issued on the following dates.

Name of security holder	Shares Received	Date of Issue	Consideration
Nanuk Warman	10,000	March 31, 2007	$3,000.00
Robert Lizzano	8,333	March 31, 2007	$2,500.00
Elizabeth Lizzano	8,333	March 31, 2007	$2,500.00
Philip Bucknell	5,000	March 31, 2007	$1,500.00
Lindsay Bucknell	5,000	March 31, 2007	$1,500.00
Jason Baybutt	6,600	March 31, 2007	$1,980.00
Cecelia Baybutt	6,600	March 31, 2007	$1,980.00
Shawn Baybutt	6,600	March 31, 2007	$1,980.00
Byron O’Brien	6,600	March 31, 2007	$1,980.00
Christopher Schilling	6,600	March 31, 2007	$1,980.00
Karanjeet Suman	10,000	March 31, 2007	$3,000.00
Katan Enterprises	3,500	March 31, 2007	$1,050.00
Rossanna Vivo	3,500	March 31, 2007	$1,050.00
Lissette Valiente	3,500	March 31, 2007	$1,050.00
Yohanka Gonzalez	3,500	April 13, 2007	$1,050.00
Yalile Cabo Martin	3,500	April 13, 2007	$1,050.00
Hilda Riviera	3,500	April 13, 2007	$1,050.00
Yoenia Proenza	3,500	March 31, 2007	$1,050.00
Penny Green	5,000	March 31, 2007	$1,500.00
Ilene Mirman	3,333	March 31, 2007	$999.90
Jong Sung Lee	3,500	March 31, 2007	$1,050.00
Robert Lalich	3,500	March 31, 2007	$1,050.00
Stuart Craig	3,000	March 31, 2007	$900.00
Alex Long, Jr.	2,000	March 31, 2007	$600.00
Kathryn Craig	2,000	March 31, 2007	$600.00
Andrew Roorda	4,000	March 31, 2007	$1,200.00
Lanny Metcalfe	3,000	March 31, 2007	$900.00
Thomas McNeil	2,000	March 31, 2007	$600.00
Nathan Alan Patterson	2,000	March 31, 2007	$600.00
Cherie L. Metcalfe	3,000	March 31, 2007	$900.00
Nancy Arnold	2,000	March 31, 2007	$600.00
Alastair McFarlane	4,000	March 31, 2007	$1,200.00
Anne McFarland	4,000	March 31, 2007	$1,200.00

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are included with this quarterly statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-143752, at the SEC website at www.sec.gov:

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

Bylaws*

31.1

Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2007

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

 Treasurer, Principal Executive Officer,

and Principal Financial Officer