Form 10QSB
period 2008-03-17
COASTLINE CORPORATE SERVICES, INC.
filed 2008-03-17
CIK 1401670

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Coastline Corporate Services, Inc. Form 10QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of The Securities Act of 1934

For the quarterly period ended January 31, 2008

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

Yes      X      No  _____

There were 792,999 shares of Common Stock issued and outstanding as of January 31, 2008.

Transitional Small Business Disclosure Format:   Yes       No __X__

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Coastline Corporate Services, Inc. (a Florida corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the period ended January 31, 2008 included in a Form SB-2 filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended January 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending April 30, 2008.

MOORE & ASSOCIATES, CHARTERED

      ACCOUNTANTS AND ADVISORS

        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

We have reviewed the accompanying balance sheet of Coastline Corporate Services, Inc. (A Development Stage Company) as of January 31, 2008, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Coastline Corporate Services, Inc. (A Development Stage Company).

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

COASTLINE CORPORATE SERVICES, INC.

(a Development Stage Company)

Balance Sheets

(Unaudited)

As of
January 31,
2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 21,028
Accounts Receivable	2,175
Total Current Assets	23,203

Property and Equipment:	1,584

Total Assets:	$ 24,787

LIABILITIES

Current Liabilities:
Payroll Payable	0
Payroll Taxes Payable	0
Unearned Revenue	0

Total Current Liabilities	$ 0

Long-Term Liabilities:	0

Total Long-Term Liabilities	0

Total Liabilities:	$ 0
STOCKHOLDERS EQUITY

Stockholders' Equity:

Common Stock, authorized
100,000,000 shares, par value
$0.001, issued and outstanding on
October 31, 2007 was
792,999 common shares.	$ 793

Additional Paid in Capital	$ 66,857

Deficit Accumulated During the
Development Stage:	(42,863)

Total Stockholders' Equity:	$ 24,787

Total Liabilities and Stockholders' Equity:	$ 24,787

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three months Ending, January 31, 2008	For the period Inception (October 27, 2006) to January 31, 2008
Revenue:
Edgarization Fees:	$ 3,575	$ 21,743

Total Revenue:	$ 3,575	$ 21,743

Expenses:
Occupancy	495	2,560
Employee Compensation	0	5,383
General and Administrative	1,181	9,472
Professional Fees	1,500	45,285
Information Technology	933	1,906

Total Expenses:	$ 4,109	$ 64,606

Operation Income / (Loss)	$ (534)	$ (42,862)

Provision for Income Taxes	-	-

Net Income / (Loss)	$ (534)	$ (42,862)

Basic and Diluted (Loss) per Share:	$(0.0007)	($0.054)

Weighted Average Number of Shares	792,999	792,999

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

	For the Three months Ending, January 31, 2008	For the period Inception (October 27, 2006) to January 31, 2008

Cash Flows from Operating Activities:
Net Income / (Loss):	$ (534)	$ (42,863)
Adjustments to reconcile Net Income / (Loss) to net cash used in operating activities:
(Increase)/Decrease in Accounts Receivable:	4,465	(2,175)
Increase/(Decrease) in Accounts Payable:	(300)	0
Net Cash Flows (Used) in Operating Activities	$ 3,631	$ (45,038)

Net Cash Flows Used in Investing Activities: Equipment Purchase	0	(1,584)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock
Net Cash Flows from Financing Activities:	0	$ 67,650

Change in Cash:
Cash - Beginning of Period	$ 17,397	0
Cash – End of Period	$ 21,028	$ 21,028

Non-Cash Investing and Financing Activities:	3,631	21,028

Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0

(The accompanying notes are an integral part of these statements)

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Statement of Stockholders’ Equity

From October 27, 2006 (Inception) to January 31, 2008

(Unaudited)

	Price	Common Stock		Paid in	Total
	Per Share	Shares	Amount	Capital	Equity

Balance,		-	$ -	$ -	$ -
October 27, 2006 (Inception)

Common Shares issued to
Founders for cash	$0.001	600,000	$600	$10,400	$11,000

Common Shares issued for
Cash in November 2006	$0.20	12,500	$12.5	$2,487.50	$2,500

Common Shares issued for
Cash in April 2007	$0.30	129,999	$130	$38,870	$39,000

Common Shares issued for
Cash in April 2007	$0.30	20,500	$20.5	$6,129.50	$6,150

Common Shares issued for
Services thru April 2007	$0.30	30,000	$30	$8,970	$9,000

Equity Balance before Deficit					$67,650

Net (Loss)					$(27,586)

Balance April 30, 2007 (audited)		792,999	$793	$66,857	$40,064

Net Loss of the period ending July 31, 2007					$(17,846)

Balance July 31, 2007 (unaudited)		792,999	$793	$66,857	$22,218

Net Gain of the period ending October 31, 2007				$3,103

Balance October 31, 2007 (unaudited)	792,999	$793	$66,857	$25,321
Net Gain of the period ending January 31, 2008				(534)
Balance January 31, 2008 (unaudited)	792,999	$793	$66,857	$24,787

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to January 31, 2008)

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

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to January 31, 2008)

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the period of October 27, 2006 (inception) to Januaty 31, 2008:

Period Ending January 31, 2008
Numerator for Basic and Diluted EPS
Net Income /(loss) to common shareholders	$(42,863)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.54)

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

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to January 31, 2008)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $6,429 as of January 31, 2008, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $42,863.  The total valuation allowance is a comparable $6,429

The provision for income taxes for the period ended Jamuary 31, 2008 follows:

For the period October 27, 2006 (Inception) to January 31, 2008,	2008

Change in Deferred Tax Asset	$ 6,429
Valuation Allowance	(6,429)
Current Taxes Payable	0
Provision for Income Taxes	$ 0.00

Below is a chart showing the estimated federal net operating loss and the year in which it will expire.

Year	Amount	Expiration
2007	$42,863	2027

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to January 31, 2008)

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

COASTLINE CORPORATE SERVICES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

(October 27, 2006 (Inception) to January 31, 2008)

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

Overview

Coastline is a development stage company that is in the early stages of commercialization of providing Edgarizing services to corporations required to file periodic reports with the US Securities & Exchange Commission.  Since our inception in October 2006, we have: 1)  completed a private placement which has provided us with the necessary seed capital to begin operations, 2) filed and have had declared effective a registration statement with the SEC on form SB-2, 3) established ongoing commercial operations.

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

Results of Operations from Inception (October 27, 2006) to January 31, 2008

COASTLINE CORPORATE SERVICES, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three months Ending, October 31, 2007	For the period Inception (October 27, 2007) to January 31, 2008
Revenue:
Edgarization Fees:	$ 3,575	$ 21,743

Total Revenue:	$ 3,575	$ 21,743

Expenses:
Occupancy	495	2,560
Employee Compensation	0	5,383
General and Administrative	1,181	9,472
Professional Fees	1,500	45,285
Information Technology	933	1,906

Total Expenses:	$ 4,109	$ 64,606

Operation Income / (Loss)	$ (534)	$ (42,862)

Provision for Income Taxes	-	-

Net Income / (Loss)	$ (534)	$ (42,862)

Basic and Diluted (Loss) per Share:	$(0.0006)	($0.054)

Weighted Average Number of Shares	792,999	792,999

(The accompanying notes are an integral part of these statements)

Revenues

Since our inception in October 2006, we have earned total revenues of $21,743 of which, $3,575 was earned in the three months ending January 31, 2008.

Expenses

The major component of our expenses from October 2006 to January 31, 2008  was professional fees of $45,285 of which $30,000 was legal fees associated with our registration statement filed in June 2007, and $9,000 was non-cash (stock grants) expenses associated with our directors fees.  Selling, General and Administrative expenses were $10,528 for the period, Employee compensation and payroll taxes were $5,383 for the period, and occupancy (rent) was $2,560 for the period.

Net Losses

Our net loss from October 27, 2006 to January 31, 2008 was $42,862.  The loss was primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, general and administrative expenses, and occupancy expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of January 31, 2008 we had cash and cash equivalents of  $21,028.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

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

March 17, 2008

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

 Treasurer, Principal Executive Officer,

and Principal Financial Officer