Form 10-K
period 2008-04-30
COASTLINE CORPORATE SERVICES, INC.
filed 2008-07-24
CIK 1401670

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Coastline Corporate Services, Inc. Form 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ TO ________

Commission File Number 333-143752

COASTLINE CORPORATE SERVICES, INC.

(Exact name of issuer as specified in its charter)

Florida		20-5859893
(State of Incorporation)		(IRS Employer ID Number)
111 Second Avenue N.E. Suite 900 St. Petersburg, Fl 33701
(Address of principal executive offices)
Registrant’s telephone number, including area code: 727-596-6095

Securities registered under Section 12(b) of the Exchange Act:	None.
Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2007: N/A.

Number of the issuer’s Common Stock outstanding as of June 29, 2008:  792,999

Documents incorporated by reference: None.

PART I

ITEM 1.  BUSINESS

Company Overview

Coastline Corporate Services, Inc. was incorporated on October 27, 2006 under the laws of the State of Florida.

Our Business: Principal Products or Services and Their Markets

We are a Company with the principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the US Securities and Exchange Commission via the SEC’s Electronic Data Gathering and Retrieval system (“EDGAR”).  The SEC requires public companies to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package.  This electronic format, ASCII, HTML, or Legacy, includes additional submission information and coding “tags” within the document for aid in the SEC’s analysis of the document and in the retrieval by the public.  These electronically formatted documents are generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette.  EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

Coastline Corporate Services, Inc. is a full-service EDGARizing firm that files EDGAR reports on behalf of public companies.  The scope of work a full-service EDGARizing firm undertakes is as follows:

•

Filing for EDGAR access codes;

•

Conversion of document to EDGAR acceptable format;

•

Client approval of EDGARized document; and

•

Electronic filing of the document.

Management of the Company believes that public companies, through its services, will have the opportunity to receive all of the advantages of using an EDGAR filing agent, while keeping costs and fees to a minimum.

Business Development

Toni A. Eldred has been the majority owner and President of the organization since October 27, 2006. To meet our need for cash, we raised money from a Regulation D 506 Offering for U.S. citizens and Regulation S for non-U.S. citizens.  We believe we will have sufficient working capital to meet our needs for the next twelve months.  If we are unable to generate meaningful revenues during the next twelve months, or if we are unable to make a reasonable profit after twelve months, we may have to cease operations.  At the present time, we have not made any plans to raise additional cash other than through our own operations.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Employees

Since inception on October 27, 2006, we have had one full time employee, Toni A. Eldred.  As our President, Ms. Eldred currently provides the labor necessary to support the operation.  We currently have no other key employees. Ms. Eldred is not receiving pay or other stock benefits for her performance.   Ms. Eldred declined to take any salary until the Company generated more revenue and profits. There are no key consulting contracts with any individuals or companies at this time.

We do not believe that there is a critical need for a specific type of candidate we would use in our business.

ITEM 1A.   RISK FACTORS

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small business. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Our ability to achieve and maintain profitability and positive cash flow will be dependent upon:

•

Management’s ability to maintain the skills for our conversion services;

•

The Company’s ability to keep abreast of the changes by the Securities and Exchange Commission regarding its EDGAR system;

•

Our ability to attract customers who require the services we offer; and

•

Our ability to generate revenues through the sale of our services to potential clients who need our filing services.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues to cover our expenses.  We cannot be sure that we will be successful in generating revenues in the future.  Failure to generate sufficient revenues will cause us to go out of business and any investment in our Company would be lost.

Managing a small public company involves a high degree of risk. Few small public companies ever reach market stability and we will be subject to oversight from governing bodies and regulations that will be costly to meet.  Our present officers and directors do not have any experience in managing a fully reporting public company so we may be forced to obtain outside consultants to assist with our meeting these requirements.  These outside consultants are expensive and can have a direct impact on our ability to be profitable. This will make an investment in our Company a highly speculative and risky investment.

While the Company is attempting to disclose all of the potential risks associated with an investment in the Company, there can be no assurance that all of the risks are visible to management.  Events occurring in the future may be additional risks to an investment in the Company which are currently unforeseen.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal business location is at 111 2nd Avenue NE, Suite 900, St. Petersburg, Florida, which we rent on a month-to-month basis. The monthly rent of $165 is considered by management to be at fair market value for the space being provided.  We own our furniture, computers, ancillary equipment and office supplies.  Our office is located in downtown St. Petersburg, Florida in a commercial office building.

ITEM 3.      LEGAL PROCEEDINGS

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

The Company’s common stock is listed on the Over the Counter Bulletin Board ("OTC: BB") under the symbol “CCSV”.   The Company received its "Notice of Effectiveness" on April 18, 2008 from the SEC.   The Company is currently making arrangements for market makers.   The Company's stock has not commenced trading on the exchange, therefore there has not been any bid or offer price established for trading.

	High	Low
Fiscal Year 2008
Fourth quarter ended April 30, 2008	NA	NA
Third quarter ended January 31, 2008	NA	NA
Second quarter ended October 31, 2007	NA	NA
First quarter, ended July 31, 2007	NA	NA

Fiscal Year 2007
Fourth quarter ended April 30, 2007	NA	NA
Third quarter ended January 31, 2007	NA	NA
Second quarter ended October 31, 2006 (1)	NA	NA

(1) Note:  Date of inception was October 26, 2006.

Approximate Number of Equity Security Holders

On June 29, 2008 the Company's common stock had no closing price quotation.   As of June 29, 2008, there were approximately 33 holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

ITEM 6.      SELECTED FINANCIAL DATA

The following financial data is derived from, and should be read in conjunction with, the “Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Data	As of April 30,
	2008	2007
Total Assets	21,331	40,064
Total Liabilities	0	0
Total Stockholders' Equity	21,331	40,064
Net Working Capital	19,905	40,064
		October 26, 2006 (date of inception) though April 30, 2007
Revenues	24,532	200
Operating Expenses	43,265	27,786
Net Loss	(18,733)	(27,586)

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in the filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

 Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

Coastline was previously a development stage company that was in the early stages of commercialization of providing EDGARizing services to corporations required to file periodic reports with the US Securities & Exchange Commission.  Since our inception in October 2006, we have: 1)  completed a private placement which has provided us with the necessary seed capital to begin operations, 2) filed and have had declared effective a registration statement with the SEC on form SB-2, 3) established commercial operations.  Since we have achieved our initial development and established a recurring base revenue stream, management considers that the company is no longer a development stage enterprise.

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

Revenues

For the Year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 we had revenues from our operations of $24,532 and $200, respectively.   Revenues were derived from our EDGARizing services.

Expenses

The major component of our expenses for the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 was professional fees of $29,210 and $20,575, respectively, of which $20,125 and $10,500 were legal fees associated with our registration statement filed in June 2007.  General and Administrative expenses were $5,601 and 5,163 for the years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.  Employee Compensation and Payroll Taxes were $5,383 and $0; and occupancy (rent) was $1,980 and $1,075 for the years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.

Net Losses

Our net loss for the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 was $18,733 and $27,586, respectively.  The losses were primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, general and administrative expenses, and occupancy expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of April 30, 2008 we had cash and cash equivalents of $16,716.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

We estimate that our expenses over the next twelve months will be approximately $17,000, as follows:

$  5,000 in selling, general and administrative expenses;

$  5,000 in employee compensation and payroll taxes;

$  5,000 in auditing and accounting fees; and

$  2,000 in occupancy and miscellaneous fees.

We do not anticipate that our revenues will increase to off-set any operating expense above and beyond our current run rate.  Additionally, we do not expect to incur the same rate of legal and audit expense associated with the initial registration.  We do not anticipate that there will be need to raise any additional capital over the next twelve months.

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

Critical Accounting Policies

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

 In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 the Company recognized $9,000 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 .

Recently Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as non-controlling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of SFAS No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In July 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes that effect small registrants in the capital markets.

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

St. Petersburg, Florida

We have audited the accompanying balance sheets of Coastline Corporate Services, Inc as of April 30, 2008 and April 30, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007 and the results of its operations and its cash flows for the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

July 18, 2008

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Balance Sheets

	As of April 30,
	2008	2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 16,716	$ 39,864
Accounts Receivable	3,189	200
Total Current Assets	19,905	40,064

Property and Equipment:	1,426	-

Total Assets:	$ 21,331	$ 40,064

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 0	$ 0
Total Current Liabilities	0	0

Total Liabilities	0	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(46,319)	(27,586)
Total Stockholders' Equity	21,331	40,064

Total Liabilities and Stockholders' Equity	$ 21,331	$ 40,064

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Operations

	For the Year Ended April 30, 2008	For the period October 26, 2006 (date of inception) through April 30, 2007

Revenue:
Edgarization Fees	$ 24,532	$ 200

Total Revenue	24,532	200

Expenses:
Occupancy	1,980	1,075
Employee Compensation	5,383	0
General and Administrative	5,601	5,163
Professional Fees	29,210	20,575
Information Technology	933	973
Depreciation	158
Total Expenses	43,265	27,786

Operation (Loss)	(18,733)	(27,586)

Provision for Income Taxes	0	0

Net (Loss)	$ (18,733)	$ (27,586)

Basic and Diluted (Loss) per Share	$ (0.02)	$ (0.04)

Weighted Average Number of Shares	792,999	645,202

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statements of Cash Flow

	For the Year Ended April 30, 2008	For the period October 26, 2006 (date of inception) through April 30, 2007

Cash Flows from Operating Activities:
Net (Loss)	$ (18,733)	$ (27,586)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Stock Compensation	0	9,000
Depreciation	158	0
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable:	(2,989)	(200)
Increase (Decrease) in Accounts Payable:	(0)	0
Total adjustments to net (loss)	(2,831)	8,800
Net Cash Flows (Used) in Operating Activities	(21,564)	(18,786)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	(1,584)	(0)
Net Cash Flows (Used) in Investing Activities	(1,584)	(0)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	0	58,650
Net Cash Flows from Financing Activities:	0	58,650

Net (decrease) increase in cash	(23,148)	39,864

Cash - Beginning of Period	$ 39,864	0

Cash – End of Period	$ 16,716	$ 39,864

Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Stockholders’ Equity

	Common Stock		Additional	Accumulated	Total
	Shares	PV = $.001 Amount	Paid in Capital	Deficit	Equity

Balance October 26, 2006 (date of inception)	0	$ 0	$ 0	$ 0	$ 0

Common stock issued to Founders for cash, valued at $.0183 per share, October 2006	600,000	600	10,400		11,000

Common stock issued for cash:
November 2006 at $.20 per share	12,500	12	2,488		2,500
March 2007 at $.30 per share	129,999	130	38,870		39,000
April 2007 at $.30 per share	20,500	21	6,129		6,150

Common stock issued for services rendered for current year through April 30, 2007 valued at $.30 per share	30,000	30	8,970		9,000

Net loss				(27,586)	(27,586)

Balance at April 30, 2007	792,999	793	66,857	(27,586)	40,064

Net loss				(18,733)	(18,733)

Balance at April 30, 2008	792,999	$ 793	$ 66,857	$ (46,319)	$ 21,331

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

1.

GENERAL ORGANIZATION AND BUSINESS

Coastline Corporate Services, Inc. (the Company) was incorporated under the laws of the State of Florida on October 27, 2006.  The Company operates on an April 30 fiscal year end.

The Company provides services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. Our primary emphasis is on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

2.

DEVELOPMENT STAGE ENTERPRISE

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial year the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.

3.

GOING CONCERN

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company incurred a net loss of $18,733 and $27,586 for the years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.  As of April 30, 2008, the Company has $16,716 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable consist of charges for service provided to customers. The Company will recognize revenue when services have been provided and collection is reasonably assured.   An allowance for doubtful accounts is considered to be established for any amounts that may not be recoverable, which is based on an analysis of the Company’s customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, no allowance for doubtful accounts was considered necessary.   Receivables are determined to be past due, based on payment terms of original invoices.  The Company does not typically charge interest on past due receivables.

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for property and equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at April 30, 2008.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

 In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 the Company recognized $9,000 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 .

The costs of advertising are expensed as incurred.  Advertising expense was $350 and $0 for the years ending April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company follows SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable.

5.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 157 did not have a material impact on the Company's financial condition or results of its operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company's financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the dace of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives.  SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 will not impact the Company's financial statements.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect its adoption will have a material impact on our financial statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

5.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(revised 2007), Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

6.

PROPERTY AND EQUIPMENT

Property and Equipment, as of April 30 consists of:

	2008	2007
Property and Equipment	1,584	0
Accumulated Depreciation	(158)	0
Property and Equipment, net	1,426	0

Depreciation of equipment was $158 and $0 for the years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.

7.

PROVISION FOR INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the years presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2008, the Company incurred net operating losses of approximately $46,300.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

7.

PROVISION FOR INCOME TAXES (CONTINUED)

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before taxes. The items causing this difference as of April 30 are as follows:

	2008	From inception through 2007
Income tax provision (benefit) at statutory rate	$(6,500)	$(9,400)
Stock Compensation	-	3,100
State income tax expense (benefit), net of federal benefit	(700)	(1,000)
Valuation Allowance	7,200	7,300
	$0	$0

Net deferred tax assets and liabilities were comprised of the following:
Deferred tax asset (liability):
Net Operating Losses	$14,500 .
Valuation Allowance	(14,500)
	$0

 Net operating losses generated begin to expire in the taxable year of 2027.

8.

STOCKHOLDERS’ EQUITY

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

The Company has no potentially dilutive securities outstanding at the end of the statement periods, such as warrants or options.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

As of April 30, 2008 and 2007

and For the Year Ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007

9.

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended April 30:

	2008	2007
Numerator for Basic and Diluted EPS
Net (loss) to common shareholders	$(18,733)	$(27,586)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	645,202
Earnings/(Loss) Per Share
Basic and Diluted	$(0.02)	$(0.04)

10.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $1,980 and $1,075 for the year ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants and have no disagreements with regard to accounting and financial disclosure.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending April 30, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after April 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended April 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls, or other factors, that could significantly affect the Company’s controls subsequent to the date of the evaluations performed by the executive officers of the Company.  No deficiencies or material weaknesses were found that would require corrective action.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Directors and Executive Officers

Name	Age	Position
Toni A. Eldred	45	President/CEO/CFO/Principal Accounting Officer/Treasurer/Chairman of the Board of Directors[1]
Diane J. Harrison	50	Secretary[2]
Alex Long	49	Director[3]
Nanuk Warman	34	Director[4]

[1] This is the first Directorship of a reporting company held by Ms. Eldred.

2 Ms. Harrison was formerly the Secretary of two fully reporting and OTCBB trading companies: Avalon Development Enterprises, Inc., n/k/a GuangZhou Global Telecom, Inc. [GZGT] and Irish Mag, Inc., n/k/s China Public Security Technology, Inc. [CPST].  Ms. Harrison accepted her position as Secretary of Avalon Development Enterprises on October 31, 2006 and resigned from Avalon Development on January 8, 2007.   Ms. Harrison accepted her position as Secretary of Irish Mag on August 9, 2006 and resigned from Irish Mag, Inc. on October 3, 2006.   In addition, Ms. Harrison was President and Secretary/Treasurer of MCFTY National, a fully reporting but non-trading company, during the periods May 2000 through July 2003 and February 2004 through January 2005 respectively.  She resigned her position in January 2005.

3 Mr. Long was formerly the President/Secretary/Treasurer of UGODS, Inc. a fully reporting and OTCBB trading company.  He resigned all of his positions in UGODS, Inc. on May 8, 2007.

4 Mr. Warman is the President and Chief Financial Officer of Mariposa Resources, Ltd, an OTCBB trading company from May 31, 2006 to present.  He was also the President of Neutron Enterprises, Inc. an OTCBB company from 2000-2003.  He resigned in 2003.

Background of Executive Officers and Directors

- Toni A. Eldred has been the Director, President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company since our inception.  From July 2003 until December 2005, Ms. Eldred served as the vice-president of operations of Island Capital Management, LLC, d/b/a, Island Stock Transfer (“Island”).  Ms. Eldred’s duties at Island Stock Transfer included interacting with the management of publicly held companies who utilized the transfer and registrar services of Island, establishing written policies and procedures for Island, maintaining shareholder records for the accounts of Island, and effecting securities processing and transfers for the clients of Island.  Ms. Eldred was employed by the State of New Jersey from October 1981 until June 2002 in a variety of administrative and IT support positions.  Ms. Eldred’s last position with the State of New Jersey was within the MIS area in the Department of Law and Public Safety where she was responsible for software training and other IT support functions.

- Diane J. Harrison has served as our Secretary since inception in October of 2006. Ms. Harrison is a securities lawyer in private practice and is currently licensed to practice law in Florida and Nevada.  She graduated from Stetson University College of Law in May 2000.  From October 31, 2006 through January 8, 2007, Ms. Harrison was the Secretary of Avalon Development Enterprises, Inc. a fully reporting and OTCBB trading company now known as GuangZhou global Telecom, Inc. [GZGT].  From August 9, 2006 to October 3, 2006, Ms. Harrison was the Secretary of a fully reporting and OTCBB trading company, Irish Mag, Inc., now known as China Public Security Technology, Inc. [CPST].   During the periods May 2000 through July 2003 and February 2004 through January 2005, Ms. Harrison was President and Secretary/Treasurer, respectively, of MCFTY National, a fully reporting but non-trading company.  Prior to her legal career, Ms. Harrison worked for the United States Department of Energy (“USDOE”) and held the highest security clearance available.  She was a systems engineer and the waste package and repository design branch chief for the high-level radioactive waste repository at Yucca Mountain, north of Las Vegas, Nevada.  She spent seven (7) years working for the USDOE.

- Alex Long has served as a Director since December 2006. Prior to joining CCSI, Mr. Long was President, Secretary, Treasurer, and Director of UGODS, Inc., an exploration company engaged in the acquisition and exploration of mineral properties to exploit any economically viable mineral deposits.  UGODS, Inc., a fully reporting, publicly traded company, underwent a change in control in February 2007, during which Mr. Long resigned as officer and director.  In February of 1993 he launched Canada’s Finest Beers Ltd. As the president of this company, Mr. Long purchased all the necessary equipment and was personally in charge of the Company’s production. He brought on board a European brew master as well as an engineer from Labbatt Breweries of Canada. Mr. Long also acquired the essential federal and provincial licensing required and assisted in the marketing and advertising aspects of the product. He saw the development of the company to completion and negotiated the sale of the company in March of 1997.  From April 1996 to the present, Mr. Long has operated a similar project, Canada’s Finest Waters Inc., as its president. Starting the company with the intention of bottling spring and mineral water, he spent more than eighteen months conducting research, planning and development. During that time he also joined the International Bottled Water Association; attending trade shows, workshops and seminars on bottled water. Mr. Long visited various water bottling companies in the US and Canada and also brought together labeling, marketing and delivery companies to facilitate production.

- Nanuk Warman has served as a Director since December 2006.  Mr. Warman graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C. Canada, in June 1995 with a Diploma in Technology in Financial Management, specializing in Finance. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. In addition to his position as Director of Coastline, Mr. Warman is also President and Chief Financial Officer of Mariposa Resources, Ltd., an exploration stage company that trades on the OTCBB under the symbol of MPSR.  He has held this position since May 31, 2006.  From 2000 to 2003, he served as president of Neutron Enterprises, Inc., a company that trades on the OTCBB under the symbol of NTRN. From 1996 - 1998, he worked as a staff accountant for KPMG, in their Independent Business and Accounting Services department. His duties were to perform Notice to Reader and Review engagements for private corporations, as well as corporate and personal Canadian tax planning and filing

Code of Ethics

We have adopted a code of ethics as of March 31, 2007 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and will be posted on our website once our site is operational.  Our complete Code of Ethics has been attached to this registration statement as an exhibit.  Our annual report filed with the Securities Exchange Commission will set forth the manner in which a copy of our code may be requested at no charge.  The following is a summation of the key points of the Code of Ethics we adopted:

•

Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•

Full compliance with applicable government laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

Accountability for adherence to the code.

Corporate Governance

As a small business issuer we are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  Further, we have not applied for a listing with a national exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  We are not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference. We have no standing committees regarding compensation or other nominating committees.  We do have a standing independent audit committee of which Director Nanuk Warman is the sole member.  In addition to the contact information in private placement memorandum and this Prospectus, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, and whose salary and bonus exceeded $100,000 for the fiscal years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Toni A. Eldred[1], President/Treasurer and CEO, CFO, Director	2008	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-
Diane J. Harrison[2], Secretary	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-
Alex Long[3], Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

Nanuk Warman[4], Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

[1]There is no employment contract with Ms. Eldred at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[2]There is no employment contract with Ms. Harrison at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[3]There is no employment contract with Mr. Long at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

[4]There is no employment contract with Mr. Warman at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Toni A. Eldred, Alex Long, and Nanuk Warman. We are not actively seeking additional board members. At present, the Board of Directors has established one committee: the independent audit committee comprised of Nanuk Warman.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 30, 2008.

Name and Address	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Toni A. Eldred 111 2nd Avenue N.E., Suite 900 St. Petersburg FL 33701	600,000	75.7%
Diane J. Harrison Harrison Law, P.A. 6860 Gulfport Blvd. S., No 162 South Pasadena FL 33707	10,000	1.3%
Alex Long 9101 West Sahara, Suite 105-195 Las Vegas, NV 89117	24,500	3.1%
Nanuk Warman 111 2nd Avenue N.E., Suite 900 St. Petersburg FL 33701	20,000	2.5%

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moore & Associates, Chartered for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 for the review of the Company’s financial statements for the periods ended July 31, 2007, October 31, 2007, and January 31, 2008.   Audit fees by year were:

2008	$ 4,500
2007	$ 2,500
2006	N/A

Audit Related Fees

For our fiscal years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007 we did not incur any audit related fees.

Tax Fees

 For our fiscal years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

 We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended April 30, 2008 and for the period October 26, 2006 (date of inception) through April 30, 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

 Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the

Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

16

Change in auditors*

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

July 24, 2008

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

 Treasurer, Principal Executive Officer,

and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/Toni A. Eldred Toni A. Eldred	President, Treasurer, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	July 24, 2008
/s/ Diane J. Harrison Diane J. Harrison	Secretary	July 24, 2008
/s/ Alex Long Alex Long	Director	July 24, 2008
/s/ Nanuk Warman Nanuk Warman	Director	July 24, 2008