Form 10-Q
period 2008-07-31
COASTLINE CORPORATE SERVICES, INC.
filed 2008-09-04
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-143752

COASTLINE CORPORATE SERVICES, INC.

(Exact name of issuer as specified in its charter)

Florida		20-5859893
(State of Incorporation)		(IRS Employer ID Number)
111 Second Avenue N.E. Suite 900 St. Petersburg, Fl 33701
(Address of principal executive offices)
727-596-6095 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2008:  792,999 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENT

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

St. Petersburg, Florida

We have reviewed the accompanying balance sheets of Coastline Corporate Services, Inc. as of July 31, 2008, and the related statements of operations, retained earnings, and cash flows for the three months ended July 31, 2008 and 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Coastline Corporate Services, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has not established operating revenues sufficient to cover its operating expenses which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

September 3, 2008

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Balance Sheets

	As of
	July 31, 2008 (unaudited)	April 30, 2008 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 7,875	$ 16,716
Accounts Receivable	2,885	3,189
Total Current Assets	10,760	19,905

Property and Equipment, net of accumulated depreciation of $237 and $158, respectively	1,347	1,426

Total Assets:	$ 12,107	$ 21,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 0	$ 0
Total Current Liabilities	0	0

Total Liabilities	0	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of July 31, 2008 (unaudited) and April 30, 2008 (audited)	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(55,543)	(46,319)
Total Stockholders' Equity	10,107	21,331

Total Liabilities and Stockholders' Equity	$ 12,107	$ 21,331
The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Operations

	For the Three Months Ended July 31,
	2008 (unaudited)	2007 (unaudited)
Revenue:
Edgarization Fees	$ 4,273	$ 10,300

Total Revenue	4,273	10,300

Expenses:
Occupancy	495	495
Employee Compensation	-	5,383
General and Administrative	2,013	642
Professional Fees	10,910	21625
Depreciation	79	-
Total Expenses	13,497	28,145

Operation (Loss)	(9,224)	(17,845)

Provision for Income Taxes	0	0

Net (Loss)	$ (9,224)	$ (17,845)

Basic and Diluted (Loss) per Share	$ (0.01)	$ (0.02)

Weighted Average Number of Shares	792,999	792,999

The accompanying notes are an integral part of these statements.

 COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Stockholders’ Equity

	Common Stock		Additional	Accumulated	Total
	Shares	PV = $.001 Amount	Paid in Capital	Deficit	Equity

Balance October 26, 2006 (date of inception)	0	$ 0	$ 0	$ 0	$ 0

Common stock issued to Founders for cash, valued at $.0183 per share, October 2006	600,000	600	10,400		11,000

Common stock issued for cash:
November 2006 at $.20 per share	12,500	12	2,488		2,500
March 2007 at $.30 per share	129,999	130	38,870		39,000
April 2007 at $.30 per share	20,500	21	6,129		6,150

Common stock issued for services rendered for current year through April 30, 2007 valued at $.30 per share	30,000	30	8,970		9,000

Net loss				(27,586)	(27,586)

Balance at April 30, 2007	792,999	793	66,857	(27,586)	40,064

Net loss				(18,733)	(18,733)

Balance at April 30, 2007	792,999	$ 793	$ 66,857	$ (46,319)	$ 21,331

Net loss (unaudited)				(9,224)	(9,224)

Balance at July 31, 2008	792,999	$ 793	$ 66,857	$ (55,543)	$ 12,107

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statements of Cash Flow

	For the Three Months Ended July 31,
	2008 (unaudited)	2007 (unaudited)

Cash Flows from Operating Activities:
Net (Loss)	$ (9,224)	$ (17,845)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Depreciation	79	-
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable:	304	(200)
Increase in Accounts Payable:	-	5,883
Total adjustments to net (loss)	,383	5,683
Net Cash Flows (Used) in Operating Activities	(8,841)	(12,162)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	-	-
Net Cash Flows in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	-
Net Cash Flows from Financing Activities	-	-

Net (decrease) in cash	(8,841)	(12,162)

Cash - Beginning of Period	$ 16,716	$ 39,864

Cash – End of Period	$ 7,875	$ 27,702

Supplemental Disclosures:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

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

3.

GOING CONCERN

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The Company incurred a net losses amounting to $55,543 for the period October 26, 2006 (date of inception) through July 31, 2008.  As of July 31, 2008, the Company has $7,875 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended July 31, 2008 and 2007; (b) the financial position at July 31, 2008, and (c) cash flows for the three months ended July 31, 2008 and 2007 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended July 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In prior years the Company had issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2007, presented as a transaction in the Statement of Stockholders' Equity, the Company recognized $9,000 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of July 31, 2008.

The costs of advertising are expensed as incurred.  There were no advertising expenses charged for the three months ending July 31, 2008 and 2007.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

5.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160; Noncontrolling Interest in Consolidated Financial Statements, and amendment of ARB 51, which changes the accounting and reporting for minority interest.  Minority interest will be recharacterized as noncontrolling interest and will be reported as component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the date of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for the Company beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  The Company is not part of a consolidating group and currently is not affected by this pronouncement.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

 In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

6.

PROPERTY AND EQUIPMENT

Property and Equipment consists of:

	July 31, 2008 (unaudited)	April 30, 2007 (audited)
Property and Equipment	1,584	1,584
Accumulated Depreciation	(237)	(158)
Property and Equipment, net	1,346	1,426

Depreciation of equipment was $79 and $0 for the three months period ended July 31, 2008 and 2007, respectively.

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

As of July 31, 2008, the Company incurred net operating losses of approximately $57,000.   Net operating losses generated begin to expire in the taxable year of 2027.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of July 31, 2008 and for the Three Months Ended July 31, 2008 and 2007

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended April 30:

	2008	2007
Numerator for Basic and Diluted EPS
Net (loss) to common shareholders	$(9,224)	$(17,845)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.01)	$(0.02)

10.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $495 and $495 for the three month periods ended July 31, 2008 and 2007, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION OR PLAN OF OPERATION

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

Revenues

For the three month periods ended July 31, 2008 and 2007 we had revenues from our operations of $4,273 and $10,300, respectively.   Revenues were derived from our EDGARizing services.  The decrease was the results of initial set up charges that were billed for the prior year.  There were no significant client additions that derived those fees in the current period.

Expenses

The major component of our expenses for the three month periods ended July 31, 2008 and 2007 were professional fees of $10,910 and $21,625, respectively.  The decrease in expenses was primarily from reduction in legal fees associated with our registration statement filed in June 2007.  General and Administrative expenses were $2,013 and 642 for the three month periods ended July 31, 2008 and 2007, respectively.  Employee Compensation and Payroll Taxes were $0 and $5,383; and occupancy (rent) was $495 and $495 for the three month periods ended July 31, 2008 and 2007, respectively.

Net Losses

Our net loss for the three month periods ended July 31, 2008 and 2007 was $9,224 and $17,845, respectively.  The losses were primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, and general and administrative expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of July 31, 2008 we had cash and cash equivalents of $7,875.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

We estimate that our expenses over the next twelve months will be approximately $17,000, as follows:

$  5,000 in selling, general and administrative expenses;

$  5,000 in employee compensation and payroll taxes;

$  5,000 in auditing and accounting fees; and

$  2,000 in occupancy and miscellaneous fees.

We anticipate that our revenues will cover a majority of the expenses, however, we do not anticipate that our revenues will increase to off-set any operating expense above and beyond our current run rate.  Additionally, we do not expect to incur the same rate of legal and audit expense associated with the initial registration.  We do not anticipate that there will be need to raise any additional capital over the next twelve months.

Our independent registered public accountants stated in their report that the “Company has not established operating revenues sufficient to cover its operating expenses  which raise substantial doubt about its ability to continue as a going concern”.

Subsequent Events

None

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2008. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company's notes to the financial statement (unaudited) have addressed the recent pronouncements and have disclosed the material impact, if any, on the corporation’s reported financial position or operations in the near term.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended July 31, 2008 and 2007; (b) the financial position at July 31, 2008, and (c) cash flows for the three months ended July 31, 2008 and 2007 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended July 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

Off-Balance Sheet Arrangements

 We have no off-balance sheet arrangements.

ITEM 3

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T

CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited financial resources. As a result, a material weakness in financial reporting currently exists.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company's limited resources.

The Company’s management, including the President (Principal Executive Officer) confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDING

We are not engaged in any litigation, and we are unaware of any claims or complaints that could result in future litigation.  We will seek to minimize disputes with our customers but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued in the current three month period ended July 31, 2008.   All unregistered sales of equity securities have been disclosed in the Company's 10-K filing, as of April 30, 2008.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending July 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5

OTHER INFORMATION

Form 8-K was filed on July 7, 2008, incorporated herein by reference, for the change in registrant's certifying accountant.

On June 30, 2008, the Company dismissed our previous independent registered auditor, Moore & Associates, Chartered, of Las Vegas, Nevada ("Moore") and engaged Randall N. Drake CPA, PA of Clearwater Florida, as our new independent registered auditor

Our Board of Directors participated in and approved the decision to change independent accountants. Since the Company’s inception on October 26, 2006, including its review of financial statements of the year ending April 30, 2007, and the interim period from May 1, 2007 through Moore’s dismissal June 30, 2008 was no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Moore would have caused them to make reference thereto in their report on the financial statements.  Moore furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements, which copy was filed as an Exhibit to the Form 8-K.

Prior to June 30, 2008, we did not consult with Randall N. Drake CPA, PA regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Randall N. Drake CPA, PA, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-B, respectively).

ITEM 6

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this quarterly statement filing.

Exhibit Number		Description
3.1	*	Articles of Incorporation
3.2	*	Bylaws
16	**	Change in auditor
31.1		Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-143752, at the SEC website at www.sec.gov:

*Filed on June 14, 2007 as Exhibit 3.1 to the registrant's Registration Statement on Form SB-2 (File No. 333-143752) and incorporated herein by reference.

** Filed on July 7, 2008 as Exhibit 16 to the registrant's current report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 4, 2008

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

Treasurer, Principal Executive Officer, and

Principal Financial Officer