Form 10-Q
period 2008-10-31
COASTLINE CORPORATE SERVICES, INC.
filed 2008-12-11
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Yes     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 31, 2008:  792,999 shares of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENT

Randall N. Drake, C.P.A., P.A.

1981 Promenade Way

Clearwater, FL  33760

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

St. Petersburg, Florida

We have reviewed the accompanying balance sheets of Coastline Corporate Services, Inc. as of October 31, 2008, and the related statements of operations, retained earnings, and cash flows for the three months ended October 31, 2008 and 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Coastline Corporate Services, Inc.

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

/s/ Randall N. Drake, CPA PA

Clearwater, Florida

December 5, 2008

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Balance Sheets

	As of
	October 31, 2008 (unaudited)	April 30, 2008 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 5,582	$ 16,716
Accounts Receivable	6,375	3,189
Total Current Assets	11,957	19,905

Property and Equipment, net of accumulated depreciation of $237 and $158, respectively	1,346	1,426

Total Assets:	$ 13,303	$ 21,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 925	$ 0
Total Current Liabilities	925	0

Total Liabilities	925	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of October 31, 2008 (unaudited) and April 30, 2008 (audited)	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(55,272)	(46,319)
Total Stockholders' Equity	12,378	21,331

Total Liabilities and Stockholders' Equity	$ 13,303	$ 21,331
The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Operations

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2008 (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)
Revenue:
Edgarization Fees	$ 4,190	$ 7,668	$ 8,463	$ 17,968

Total Revenue	4,190	7,668	8,463	17,968

Expenses:
Occupancy	495	495	990	990
Employee Compensation	0	0	0	5,383
General and Administrative	1,829	2,485	3,842	3,128
Professional Fees	1,595	1,585	12,505	23,210
Depreciation	0	0	79	0
Total Expenses	3,919	4,565	17,416	32,711

Operation (Loss)	271	3,103	(8,953)	(14,743)

Provision for Income Taxes	0	0	0	0

Net (Loss)	$ 271	$ 3,103	$ (8,953)	$ (14,743)

Basic and Diluted (Loss) per Share	$ 0.00	$ 0.00	$ (0.01)	$ (0.02)

Weighted Average Number of Shares	792,999	792,999	792,999	792,999

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statement of Stockholders’ Equity

	Common Stock		Additional	Accumulated	Total
	Shares	PV = $.001 Amount	Paid in Capital	Deficit	Equity

Balance October 26, 2006 (date of inception)	0	$ 0	$ 0	$ 0	$ 0

Common stock issued to Founders for cash, valued at $.0183 per share, October 2006	600,000	600	10,400		11,000

Common stock issued for cash:
November 2006 at $.20 per share	12,500	12	2,488		2,500
March 2007 at $.30 per share	129,999	130	38,870		39,000
April 2007 at $.30 per share	20,500	21	6,129		6,150

Common stock issued for services rendered for current year through April 30, 2007 valued at $.30 per share	30,000	30	8,970		9,000

Net loss				(27,586)	(27,586)

Balance at April 30, 2007	792,999	793	66,857	(27,586)	40,064

Net loss				(18,733)	(18,733)

Balance at April 30, 2008	792,999	$ 793	$ 66,857	$ (46,319)	$ 21,331

Net loss				(9,224)	(9,224)

Balance at July 31, 2008	792,999	$ 793	$ 66,857	$ (55,543)	$ 12,107

Net loss				271	271

Balance at October 31, 2008	792,999	$ 793	$ 66,857	$ (55,272)	$ 12,378

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Statements of Cash Flow

	For the Six Months Ended October 31,
	2008 (unaudited)	2007 (unaudited)

Cash Flows from Operating Activities:
Net (Loss)	$ (8,953)	$ (14,743)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Depreciation	79	-
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable:	(3,186)	(6,440)
Increase in Accounts Payable:	926	300
Total adjustments to net (loss)	(2,181)	(6,140)
Net Cash Flows (Used) in Operating Activities	(11,134)	(20,883)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	-	(1,584)
Net Cash Flows in Investing Activities	-	(1,584)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	-
Net Cash Flows from Financing Activities	-	-

Net (decrease) in cash	(11,134)	(22,467)

Cash - Beginning of Period	$ 16,716	$ 39,864

Cash – End of Period	$ 5,582	$ 17,397

Supplemental Disclosures:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

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

The Company incurred a net losses amounting to $55,272 for the period October 26, 2006 (date of inception) through October 31, 2008.  As of October 31, 2008, the Company has $5,582 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended October 31, 2008 and 2007; (b) the financial position at October 31, 2008, and (c) cash flows for the six months ended October 31, 2008 and 2007 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission. Operating results for the six months ended October 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for property and equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at October 31, 2008.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In prior years the Company had issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2007, presented as a transaction in the Statement of Stockholders' Equity, the Company recognized $9,000 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of October 31, 2008.

The costs of advertising are expensed as incurred.  There were 350 dollars in advertising expenses charged for the six months ending October 31, 2008 and 2007.

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

5.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There was no material impact on the overall results of operations, cash flows, or financial position from the adoption of FIN 48.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

6.

PROPERTY AND EQUIPMENT

Property and Equipment consists of:

	Oct 31, 2008 (unaudited)	Oct 31, 2007 (audited)
Property and Equipment	1,584	1,584
Accumulated Depreciation	(237)	(0)
Property and Equipment, net	1,346	1,584

Depreciation of equipment was $237 and $0 for the three months period ended October 31, 2008 and 2007, respectively.

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

As of October 31, 2008, the Company incurred net operating losses of approximately $57,000.   Net operating losses generated begin to expire in the taxable year of 2027.

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

COASTLINE CORPORATE SERVICES, INC.

(previously a development stage enterprise)

Notes to Financial Statements

(unaudited)

As of October 31, 2008 and for the Six Months Ended October 31, 2008 and 2007

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended April 30:

	2008	2007
Numerator for Basic and Diluted EPS
Net (loss) to common shareholders	$(8,953)	$(14,743)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.01)	$(0.02)

10.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $990 and $990 for the six month periods ended October 31, 2008 and 2007, respectively.

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

Revenues

For the six month periods ended October 31, 2008 and 2007 we had revenues from our operations of $8,463 and $17,968, respectively.   Revenues were derived from our EDGARizing services.  The decrease was the results of initial set up charges that were billed for the prior year.  There were no significant client additions that derived those fees in the current period.

Expenses

The major component of our expenses for the six month periods ended October 31, 2008 and 2007 were professional fees of $12,505 and $23,210, respectively.  The decrease in expenses was primarily from reduction in legal fees associated with our registration statement filed in June 2007.  General and Administrative expenses were $3,840 and 3,128 for the six month periods ended October 31, 2008 and 2007, respectively.  Employee Compensation and Payroll Taxes were $0 and $5,383; and occupancy (rent) was $990 and $990 for the six month periods ended October 31, 2008 and 2007, respectively.

Net Losses

Our net loss for the six month periods ended October 31, 2008 and 2007 was $8,953 and $14,743, respectively.  The losses were primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, and general and administrative expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of October 31, 2008 we had cash and cash equivalents of $5,582.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended October 31, 2008 and 2007; (b) the financial position at October 31, 2008, and (c) cash flows for the three months ended October 31, 2008 and 2007 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission. Operating results for the six months ended October 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year.

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

ITEM 4T

CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited financial resources. As a result, a material weakness in financial reporting currently exists.

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

The Company’s management, including the President (Principal Executive Officer) confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued in the current three month period ended October 31, 2008.   All unregistered sales of equity securities have been disclosed in the Company's 10-K filing, as of April 30, 2008.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending October 31, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

ITEM 5

OTHER INFORMATION

Form 8-K was filed on October 7, 2008, incorporated herein by reference, for the change in registrant's certifying accountant.

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

** Filed on October 7, 2008 as Exhibit 16 to the registrant's current report on Form 8-K and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December  11 , 2008

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

Treasurer, Principal Executive Officer, and

Principal Financial Officer