Form 10-K
period 2009-04-30
COASTLINE CORPORATE SERVICES, INC.
filed 2009-07-30
CIK 1401670

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Coastline Corporate Services, Inc. Form 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2008: N/A.

Number of the issuer’s Common Stock outstanding as of April 30, 2009:  792,999

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes☐  No ☑

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

Business Development

Toni A. Eldred has been the majority owner and President of the organization since that time. To meet our need for cash we raised money from a regulation D 506 Offering for U.S. citizens and Regulation S for non-U.S. citizens.  We believe we will have sufficient working capital to meet our needs for the next twelve months.  If we are unable to generate meaningful revenues during the next twelve months, or if we are unable to make a reasonable profit after twelve months, we may have to cease operations.  At the present time, we have not made any plans to raise additional cash other than through our own operations.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

	High	Low
Fiscal Year 2009
Fourth quarter ended April 30, 2009	NA	NA
Third quarter ended January 31, 2009	NA	NA
Second quarter ended October 31, 2008	NA	NA
First quarter ended July 31, 2008	NA	NA

Fiscal Year 2008
Fourth quarter ended April 30, 2008	NA	NA
Third quarter ended January 31, 2008	NA	NA
Second quarter ended October 31, 2007	NA	NA
First quarter ended July 31, 2007	NA	NA

Approximate Number of Equity Security Holders

On June 29, 2009 the Company's common stock had no closing price quotation.   As of June 29, 2009, there were approximately 33 holders of record of the Company’s common stock.

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

Selected Historical Data	As of April 30,
	2009	2008
Total Assets	4,360	21,331
Total Liabilities	0	0
Total Stockholders' Equity	4,360	21,331
Net Working Capital	3,093	19,905

Revenues	11,603	24,532
Operating Expenses	28,574	43,265
Net Loss	(16,971)	(18,733)

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

Revenues

For the Year ended April 30, 2009 and for the Year ended April 30, 2008 we had revenues from our operations of $11,603 and $24,532, respectively.   Revenues were derived from our EDGARizing services.

Expenses

The major component of our expenses for the year ended April 30, 2009 and April 30, 2008 was professional fees of $14,505 and $29,210, respectively. Selling, General and Administrative expenses were $6,587 and $5,601 for the years ended April 30, 2009 and for the Year Ended April 30, 2008, respectively.  Employee compensation and payroll taxes were $0 and $5,383; Occupancy (rent) was $1,809 and $1,980 for the years ended April 30, 2009 and for the year ended April 30, 2008, respectively; and Bad Debt expenses was $5,515 and $0 for the years ended April 30, 2009 and for the Year Ended April 30, 2008, respectively.

Net Losses

Our net loss for the year ended April 30, 2009 and for the year ended April 30, 2008 was $16,971 and $18,733, respectively.  The losses were primarily due to the professional fees, auditor fees, employee compensation, general and administrative expenses, Bad debt expenses and occupancy expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of April 30, 2009 we had cash and cash equivalents of $3,093.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

We estimate that our expenses over the next twelve months will be approximately $27,000, as follows:

$10,000 in selling, general and administrative expenses;

$10,000 in employee compensation and payroll taxes;

$ 5,000 in auditing and accounting fees; and

$ 2,000 in occupancy and miscellaneous fees.

We do not anticipate that our revenues will increase to off-set any operating expenses above and beyond our current run rate.  Additionally, we do not expect to incur the same rate of legal and audit expense associated with the initial registration.  We do not anticipate that there will be need to raise any additional capital over the next twelve months.

Our independent certified public accountants stated in their report dated July 29,2009  that the “Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern”.

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

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measureable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2009 and for the year ended April 30, 2008 the Company recognized $14,505 and $29210, respectively in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2009 and for year ended April 30, 2008

Recently Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for TMCC as of June 30, 2009 and will not impact our consolidated financial condition or statement of operations.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on our consolidated financial statements or results of operations.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply the provisions of FSP 141R-1 to future acquisitions.

In December 2008, the SEC announced final approval of new requirements for reporting oil and gas reserves. Among the changes to the disclosure requirements is a broader definition of reserves, which allows reporting of probable and possible reserves, in addition to consideration of new technologies and non-traditional resources. In addition, oil and gas reserves will be reported using an average price based on the prior 12-month period, rather than year-end prices, and allow companies to disclose their probable and possible reserves to investors. The new rules are expected to be effective for years ending on or after December 31, 2009. The Company is in the process of evaluating the effect of these new requirements, and has not yet determined the impact that it will have on its financial statements upon full adoption on March 31, 2010.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles. The adoption of SFAS 162 is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We anticipate adopting the provisions of SFAS 141R beginning April 1, 2009, and do not anticipate it to have a material effect on our financial position, results of operations, or cash flows

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, and an Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We will adopt the provisions of SFAS 160 beginning April 1, 2009, and do not anticipate it to have a material effect on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of our choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The effective date of SFAS 159 for our Company is April 1, 2008. We have adopted the provisions of SFAS 159, and it does not have a material effect on our financial position, results of operations, or cash flows as of March 31, 2009. The adoption of SFAS No. 159 did not have a material effect on our financial condition or results of operations as we did not make any such elections under this fair value option.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2. That guidance proposed a one year deferral of the implementation of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis (less frequent than annually). On April 1, 2008, we adopted SFAS No. 157 with the one-year deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations, or cash flows. Beginning April 1, 2009, we expect to adopt the provisions for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. While we are in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities, we believe that adoption will not have a material impact on our financial statements.

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

727.536.4863

Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Coastline Corporate Services, Inc.

St. Petersburg, Florida

We have audited the accompanying balance sheets of Coastline Corporate Services, Inc as of April 30, 2009 and April 30, 2008 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended April 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2009 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA PA

Randall N. Drake, CPA PA

Clearwater, Florida

July 29, 2009

COASTLINE CORPORATE SERVICES, INC.

Balance Sheets

	As of April 30,
	2009	2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 1,793	$ 16,716
Accounts Receivable, net Allowance for Doubtful account of 5,515	1,300	3,187
Total Current Assets	3,093	19,905

Property and Equipment:	1,267	1,426

Total Assets:	$ 4,360	$ 21,331

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 0	$ 0
Total Current Liabilities	0	0

Total Liabilities	0	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of April 30, 2009 and for the year, ended April 30, 2008	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(63,290)	(46,319)
Total Stockholders' Equity	4,360	21,331

Total Liabilities and Stockholders' Equity	$ 4,360	$ 21,331

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Operations

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008

Revenue:
Edgarization Fees	11,603	$ 24,532

Total Revenue	11,603	24,532

Expenses:
Occupancy	1,809	1,980
Bad Debt Expense	5,515	0
Employee Compensation	0	5,383
General and Administrative	6,587	5,601
Professional Fees	14,505	29,210
Information Technology	0	933
Depreciation	158	158
Total Expenses	28,574	43,265

Operating (Loss)/Income	(16,971)	(18,733)

Provision for Income Taxes	0	0

Net Operating (Loss)/Income	$ (16,971)	$ (18,733)

Basic and Diluted (Loss) per Share	$ (0.02)	$ (0.02)

Weighted Average Number of Shares	792,999	792,999

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statements of Cash Flow

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008

Cash Flows from Operating Activities:
Net (Loss)	$ (16,971)	$ (18,733)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Stock Compensation	0	0
Depreciation	158	158
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable:	1,890	(2,989)
Increase (Decrease) in Accounts Payable:	(0)	0
Total adjustments to net (loss)	2,048	(2,831)
Net Cash Flows (Used) in Operating Activities	(14,923)	(21,564)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	(0)	(1,584)
Net Cash Flows (Used) in Investing Activities	(0)	(1,584)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	0	0
Net Cash Flows from Financing Activities:	0	0

Net (decrease) increase in cash	(14,923)	23,148

Cash - Beginning of Period	$ 16,716	39,864

Cash – End of Period	$ 1,793	$ 16,716

Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at April 30, 2007	792,999	793	66,857	(27,586)	40,064

Net loss				(18,733)	(18,733)

Balance at April 30, 2008	792,999	$ 793	$ 66,857	$ (46,319)	$ 21,331

Net loss				(16,971)	(16,971)

Balance at April 30, 2009	792,999	$ 793	$ 66,857	$ (63,290)	$ 4,360

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

As of April 30, 2009 and April 30, 2008

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

2.

DEVELOPMENT STAGE ENTERPRISE

The Company, in prior periods, presented financial statements as a development stage enterprise.   In the initial year the Company, devoted substantially all of its efforts to raising capital, planning and implementing the principal operations.   The Company may continue to incur significant operating losses and to generate negative cash flow from operating activities.  The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control.   However, management believes that the Company has established the primary business development plan.

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

The Company incurred a net loss of $16,971 and $18,733 for the years ended April 30, 2009 and for the year ended April 30, 2008, respectively.  The Company has $1,793 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

As of April 30, 2009 and April 30, 2008

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

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2009 and the year ended April 30, 2008 the Company recognized $14,505 and $29,210 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2009 and  April 30, 2008 .

The costs of advertising are expensed as incurred.  Advertising expense was $350 and $0 for the years ending April 30, 2009 and for the year ended April 30, 2008, respectively.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

As of April 30, 2009 and April 30, 2008

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

As of April 30, 2009 and April 30, 2008

5.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

6.

PROPERTY AND EQUIPMENT

Property and Equipment, as of April 30 consists of:

	2009	2008
Property and Equipment	1,584	1584
Accumulated Depreciation	(316)	(158)
Property and Equipment, net	1,267	1,426

Depreciation expense was $158 and $158 for the years ended April 30, 2009 and for the year ended April 30, 2008, respectively.

7.

PROVISION FOR INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the years presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2009, the Company incurred net operating losses of approximately $63,290.  Net operating losses generated begin to expire in the taxable year of 2027

8.

STOCKHOLDERS’ EQUITY

The Company has no potentially dilutive securities outstanding at the end of the statement periods, such as warrants or options.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

As of April 30, 2009 and April 30, 2008

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended April 30:

	2009	2008
Numerator for Basic and Diluted EPS
Net (loss) to common shareholders	$(16,971)	$(18,733)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.02)	$(0.02)

10.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $1,809 and $1,980 for the year ended April 30, 2009 and for the year ended April 30, 2008, respectively.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending April 30, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after April 30, 2009.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended April 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Toni A. Eldred	46	President/CEO/CFO/Principal Accounting Officer/Treasurer/Chairman of the Board of Directors[1]
Alex Long	49	Director[2]
Nanuk Warman	36	Director[3]

[1] This is the first Directorship of a reporting company held by Ms. Eldred.

2 Mr. Long was formerly the President/Secretary/Treasurer of UGODS, Inc. a fully reporting and OTCBB trading company.  He resigned all of his positions in UGODS, Inc. on May 8, 2007.

3 Mr. Warman is the President and Chief Financial Officer of Mariposa Resources, Ltd, an OTCBB trading company from May 31, 2006 to present.  He was also the President of Neutron Enterprises, Inc. an OTCBB company from 2000-2003.  He resigned in 2003.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year April 30, 2009 and for the year ended April 30, 2008, and whose salary and bonus exceeded $100,000 for the fiscal years ended April 30, 2009 and for the year ended April 30, 2008, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended April 30, 2009.

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Toni A. Eldred[1], President/Treasurer and CEO, CFO, Director	2008	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Alex Long[2], Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nanuk Warman3, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

[1]There is no employment contract with Ms. Eldred at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

2There is no employment contract with Mr. Long at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

3There is no employment contract with Mr. Warman at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 30, 2009.

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended April 30, 2009 and for the years ended April 30, 2008 were:

2009	$ 4,000
2008	$ 5,000

Audit Related Fees

For our fiscal years ended April 30, 2009 and for the years ended April 30, 2008 we did not incur any audit related fees.

Tax Fees

 For our fiscal years ended April 30, 2009 and for the years ended April 30, 2008 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

 We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended April 30, 2009 and for the years ended April 30, 2008.

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

The following exhibits are included with this yearly statement filing.

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

July 30, 2009

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

 Treasurer, Principal Executive Officer,

and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/Toni A. Eldred Toni A. Eldred	President, Treasurer, Secretary, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	July 30, 2009
/s/ Alex Long Alex Long	Director	July 30, 2009
/s/ Nanuk Warman Nanuk Warman	Director	July 30, 2009