Form 10-Q
period 2009-07-31
COASTLINE CORPORATE SERVICES, INC.
filed 2009-09-15
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

COASTLINE CORPORATE SERVICES, INC.

Balance Sheet

	As of
	July 31, 2009 (unaudited)	April 30, 2009 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 1,278	$ 1,793
Accounts Receivable, less allowance for “doubtful” account	1,900	1,300
Total Current Assets	3,178	3,093

Property and Equipment, net of accumulated depreciation Of $395 and $237, respectively	1,188	1,267

Total Assets:	$ 4,366	$ 4,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$ 0	$ 0
Total Current Liabilities	0	0

Total Liabilities	0	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of July 31, 2009 (unaudited) and April 30, 2009 (audited)	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(63,284)	(63,290)
Total Stockholders' Equity	4,366	4,360

Total Liabilities and Stockholders' Equity	$ 4,366	$ 4,360
The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Operations

	For the Three Months Ended July 31,
	2009 (unaudited)	2008 (unaudited)
Revenue:
Edgarization Fees	$ 1,200	$ 4,273

Total Revenue	1,200	4,273

Expenses:
Occupancy	495	495
Employee Compensation	0	0
General and Administrative	620	2,013
Professional Fees	0	10,910
Depreciation	79	79
Total Expenses	1,194	13,497

Operation Income/(Loss)	6	(9,224)

Provision for Income Taxes	0	0

Net Income/(Loss)	$ 6	$ (9,224)

Basic and Diluted Income/(Loss) per Share	$ 0.00	$ (0.01)

Weighted Average Number of Shares	792,999	792,999

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statements of Cash Flow

	For the Three Months Ended July 31,
	2009 (unaudited)	2008 (unaudited)

Cash Flows from Operating Activities:
Net Income/(Loss)	$ 6	$ (9,224)
Adjustments to reconcile Net Income/ (Loss) to net cash used in operating activities:
Depreciation	79	79
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable:	(600)	304
Increase in Accounts Payable:	0	0
Total adjustments to net Income/(loss)	(521)	383
Net Cash Flows (Used) in Operating Activities	(515)	(8,841)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	-	-
Net Cash Flows in Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	-	-
Net Cash Flows from Financing Activities	-	-

Net (decrease) in cash	(515)	(8,841)

Cash - Beginning of Period	$ 1,793	$ 16,716

Cash – End of Period	$ 1,278	$ 7,875

Supplemental Disclosures:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

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

The Company incurred a net losses amounting to $63,284 for the period October 26, 2006 (date of inception) through July 31, 2009.  As of July 31, 2009, the Company has $1,278 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended July 31, 2009 and 2008; (b) the financial position at July 31, 2009, and (c) cash flows for the three months ended July 31, 2009 and 2008 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2008 and 2007 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2008, filed with the Securities and Exchange Commission. Operating results for the three months ended July 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for property and equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at July 31, 2009.

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

5.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In prior years the Company had issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in EITF 96-18 "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   For the year ended April 30, 2007, presented as a transaction in the Statement of Stockholders' Equity, the Company recognized $9,000 in professional expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services.  All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of July 31, 2009.

The costs of advertising are expensed as incurred.  There were 0 dollars in advertising expenses charged for the three months ending July 31, 2009 and 2008.

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

6.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

7.

PROPERTY AND EQUIPMENT

Property and Equipment consists of:

	July 31, 2009 (unaudited)	July 31, 2008 (audited)
Property and Equipment	1,584	1,584
Accumulated Depreciation	(395)	(237)
Property and Equipment, net	1,188	1,347

Depreciation of equipment was $79 and $79 for the three month period ended July 31, 2009 and 2008, respectively.

8.

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

As of July 31, 2009, the Company incurred net operating losses of approximately $63,284.   Net operating losses generated begin to expire in the taxable year of 2027.

9.

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

As of July 31, 2009 and for the Three Months Ended July 31, 2009 and 2008

10.

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended July 31:

	2009	2008
Numerator for Basic and Diluted EPS
Net Income/(loss) to common shareholders	$6	$(9,224)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.00)	$(0.01)

11.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $495 and $495 for the three month periods ended July 31, 2009 and 2008, respectively.

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

Revenues

For the three month periods ended July 31, 2009 and 2008 we had revenues from our operations of $1,200 and $4,273, respectively.   Revenues were derived from our EDGARizing services.  The decrease was the results of initial set up charges that were billed for the prior year.  There were no significant client additions that derived those fees in the current period.

Expenses

The major component of our expenses for the three month periods ended July 31, 2009 and 2008 were professional fees of $0 and $10,910, respectively.  The decrease in expenses was primarily from reduction in legal fees associated with our registration statement filed in June 2007.  General and Administrative expenses were $620 and 2,013 for the three month periods ended July 31, 2009 and 2008, respectively.  Employee Compensation and Payroll Taxes were $0 and $0; and occupancy (rent) was $495 and $495 for the three month periods ended July 31, 2009 and 2008, respectively.

Net Losses

Our net income/loss for the three month period ended July 31, 2009 and 2008 was $6 and $(9,224), respectively.  The losses were primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, and general and administrative expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of July 31, 2009 we had cash and cash equivalents of $1,278.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended July 31, 2009 and 2008; (b) the financial position at July 31, 2009, and (c) cash flows for the three months ended July 31, 2009 and 2008 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2009 and 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission. Operating results for the three months ended July 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year.

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

ITEM 4

 CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited financial resources. As a result, a material weakness in financial reporting currently exists.

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

The Company’s management, including the President (Principal Executive Officer) confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued in the current three month period ended July 31, 2009.   All unregistered sales of equity securities have been disclosed in the Company's 10-K filing, as of April 30, 2009.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending July 31, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

September 15, 2008

Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

Treasurer, Principal Executive Officer, and

Principal Financial Officer