Form 10-Q
period 2010-01-31
COASTLINE CORPORATE SERVICES, INC.
filed 2010-03-15
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Yes     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 31, 2010:  792,999 shares of common stock.

COASTLINE CORPORATE SERVICES, INC.

Balance Sheet

	As of
	January 31, 2010 (unaudited)	April 30, 2009 (audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 153	$ 1,793
Accounts Receivable, less allowance for “doubtful” account	2,500	1,300
Total Current Assets	2,653	3,093

Property and Equipment, net of accumulated depreciation of $ 553 and $ 237, respectively	1,030	1,267

Total Assets:	$ 3,683	$ 4,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan Payable – Shareholder	6,800	$ 0
Total Current Liabilities	6,800	0

Total Liabilities	6,800	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of January 31, 2010 (unaudited) and April 30, 2009 (audited)	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(70,767)	(63,290)
Total Stockholders' Equity	3,117	4,360

Total Liabilities and Stockholders' Equity	$ 3,683	$ 4,360
The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Operations

	For the Three Months Ended January 31,		For the nine Months Ended January 31,
	2010 (unaudited)	2009 (unaudited)	2010 (unaudited)	2009 (unaudited)
Revenue:
Edgarization Fees	$ 1,200	$ 1,840	$ 2,800	$ 10,303

Total Revenue	1,200	1,840	2,800	10,303

Expenses:
Occupancy	165	489	1,155	1,479
Employee Compensation	0	0	0	0
General and Administrative	842	1,010	2,885	4,851
Professional Fees	1,000	1,000	6,000	13,505
Depreciation	79	0	237	79
Total Expenses	2,086	2,499	10,277	19,914

Operation (Loss)	(886)	(659)	(7,477)	(9,611)

Provision for Income Taxes	0	0	0	0

Net (Loss)	$ (886)	$ (659)	$ (7,477)	$ (9,611)

Basic and Diluted (Loss) per Share	$ 0.00	$ 0.00	$ (0.01)	$ (0.01)

Weighted Average Number of Shares	792,999	792,999	792,999	792,999

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statements of Cash Flow

	For the Nine Months Ended January 31,
	2010 (unaudited)	2009 (unaudited)

Cash Flows from Operating Activities:
Net (Loss)	$ (7,477)	$ (9,611)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Depreciation	237	79
Changes in operating assets and liabilities:
Decrease (Increase) in Accounts Receivable:	(1,200)	(2,905)
Increase in Accounts/Loan Payable:	6,800	165
Total adjustments to net (loss)	5,837	(2,661)
Net Cash Flows (Used) in Operating Activities	(1,640)	(12,272)

Net (decrease) in cash	(1,640)	(12,272)

Cash - Beginning of Period	$ 1,793	$ 16,695

Cash – End of Period	$ 153	$ 4,423

Supplemental Disclosures:
Interest Paid	$ -	$ -
Income Taxes Paid	$ -	$ -

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

January 31, 2010

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

 As of January 31, 2010, the Company has $153 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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

January 31, 2010

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month and nine month periods ended January 31, 2010 and 2009; (b) the financial position at January 31, 2010 and April 30, 2009, and (c) cash flows for the nine months ended January 31, 2010 and 2009 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2009 and 2008 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2009, filed with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for property and equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at January 31, 2010.

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

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

January 31, 2010

5.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The costs of advertising are expensed as incurred.  There were 0 dollars in advertising expenses charged for the three months ending January 31, 2010 and 2009.

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

6.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements

(unaudited)

January 31, 2010

7.

PROPERTY AND EQUIPMENT

Property and Equipment consists of:

	January 31, 2010 (unaudited)	January 31, 2009 (unaudited)
Property and Equipment	1,584	1,584
Accumulated Depreciation	(553)	(237)
Property and Equipment, net	1,031	1,347

Depreciation of equipment was $79 and $79 for the three month period ended January 31, 2010 and 2009, respectively.

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

As of January 31, 2010, the Company incurred cumulative net operating losses of approximately $70,767 since inception.   Net operating losses generated begin to expire in the taxable year of 2027.

9.

STOCKHOLDERS’ EQUITY

The Company has 100,000,000 common shares authorized at a $0.001 par value per share and one class of blank-check preferred stock that can be issued at the discretion of the board of directors.

On January 27, 2006 the Company issued 600,000 common shares at $0.01833 per share to its founder in exchange for the $11,000 cash paid by the founder for legal and other services on behalf of the company immediately prior to its incorporation, and issued 12,500 common shares for $2,500 cash in November 2006 to a non-affiliated investor.

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

January 31, 2010

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended January 31:

	2010	2009
Numerator for Basic and Diluted EPS
Net Income/(loss) to common shareholders	$(886)	$(659)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.00)	$(0.00)

11.

COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $165 and $489 for the three month periods ended January 31, 2010 and 2009, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

12.

RELEATED PARTY

The Companies majority shareholder has loaned the company $6,800 to cover shortfalls due to lower sales. The loan is a short term noninterest bearing loan and payable on demand.

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

Overview

Coastline was previously a development stage company that was in the early stages of commercialization of providing EDGARizing services to corporations required to file periodic reports with the US Securities & Exchange Commission.  Since our inception in January 2006, we have: 1)  completed a private placement which has provided us with the necessary seed capital to begin operations, 2) filed and have had declared effective a registration statement with the SEC on form SB-2, 3) established commercial operations.  Since we have achieved our initial development and established a recurring base revenue stream, management considers that the company is no longer a development stage enterprise.

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

Revenues

For the three month periods ended January 31, 2010 and 2009 we had revenues from our operations of $1,200 and $1,840, respectively.   Revenues were derived from our EDGARizing services.  The decrease was the results of initial set up charges that were billed for the prior year.  There were no significant client additions that derived those fees in the current period.

Expenses

The major component of our expenses for the three month periods ended January 31, 2010 and 2009 were professional fees of $1,000 and $1,000, respectively.  The decrease in expenses was primarily from accounting fees associated with our audits in 2009 that have not been performed for fiscal year 2010.  General and Administrative expenses were $842 and 1,010 for the three month periods ended January 31, 2010 and 2009, respectively.  Employee Compensation and Payroll Taxes were $0 and $0; and occupancy (rent) was $164and $489 for the three month periods ended January 31, 2010 and 2009, respectively.

Net Losses

Our net income/loss for the three month period ended January 31, 2010 and 2009 was $(886) and $(659), respectively.  The losses were primarily due to legal fees associated with our June 2007 registration statement, director fees, auditor fees, employee compensation, and general and administrative expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of January 31, 2010 we had cash and cash equivalents of $153.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

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

Subsequent Events

None

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2009. The corporation has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company's notes to the financial statement (unaudited) have addressed the recent pronouncements and have disclosed the material impact, if any, on the corporation’s reported financial position or operations in the near term.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month and nine month periods ended January 31, 2010 and 2009; (b) the financial position at January 31, 2010 and April 30, 2009, and (c) cash flows for the nine months ended January 31, 2010 and 2009 have been made.

The financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the financial statements for the years ended April 30, 2010 and 2009 and notes thereto in the Company’s annual report on Form 10-K for the year ended April 30, 2010, filed with the Securities and Exchange Commission. Operating results for the three months ended January 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the entire year.

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

ITEM 4

 CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of such periods are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

The company has limited financial resources. As a result, a material weakness in financial reporting currently exists.

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

The Company’s management, including the President (Principal Executive Officer) confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued in the current three month period ended January 31, 2010.   All unregistered sales of equity securities have been disclosed in the Company's 10-K filing, as of April 30, 2009.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the quarter ending January 31, 2010, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

March 15, 2010                                               Coastline Corporate Services, Inc., Registrant

By:

/s/ Toni A. Eldred

Toni A. Eldred, Director, President,

Treasurer, Principal Executive Officer, and

Principal Financial Officer