Form 10-K
period 2010-04-30
COASTLINE CORPORATE SERVICES, INC.
filed 2010-07-29
CIK 1401670

Filed by Coastline Corporate Services, Inc. – 727-596-6095 – Coastline Corporate Services, Inc. Form 10-K

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended April 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ TO ________

Commission File Number 333-143752

[Missing Graphic Reference]
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 31, 2009: N/A.

Number of the issuer’s Common Stock outstanding as of April 30, 2010:  792,999

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

Business Development

From inception until July 8, 2010, Toni A. Eldred was the majority owner and President of the organization. On July 8, 2010, Ms. Eldred entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company (the “Purchased Shares”) to Daulat (Dan) Nijjar (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 75.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $331,560.  In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

Effective as of July 8, 2010, in connection with the disposition of the Purchased Shares Toni A. Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and the Board of Directors of the Company elected Daulat (Dan) Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.

The additional shares acquired by Mr. Nijjar related to 22,500 common shares acquired from Alex Long who resigned as a Director of the Company on July 5, 2010, 20,000 common shares acquired from Nanuk Warman who resigned as a Director of the Company on June 30, 2010, and 5,000 common shares acquired from Dragon Investment Group which is an investment firm controlled by Ms. Eldred.

Subsequent to the share transactions, Mr. Nijjar owns 647,500 shares of common stock of the Company, or 81.7%, and the Board of Directors consists of Mr. Nijjar and Ms. Eldred.  There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

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

Employees

Since inception on October 27, 2006, we have had one full time employee, Toni A. Eldred.  As our President, and now serving only as a Director of the Company, Ms. Eldred has provided the labor necessary to support the operation.  We currently have no other key employees. Ms. Eldred is not receiving pay or other stock benefits for her performance.   Ms. Eldred declined to take any salary until the Company generated more revenue and profits. There are no key consulting contracts with any individuals or companies at this time.

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
	High	Low
Fiscal Year 2010
Fourth quarter ended April 30, 2010	NA	NA
Third quarter ended January 31, 2010	NA	NA
Second quarter ended October 31, 2009	NA	NA
First quarter ended July 31, 2009	NA	NA

Fiscal Year 2009
Fourth quarter ended April 30, 2009	NA	NA
Third quarter ended January 31, 2009	NA	NA
Second quarter ended October 31, 2008	NA	NA
First quarter ended July 31, 2008	NA	NA

Approximate Number of Equity Security Holders

On June 29, 2010 the Company's common stock had no closing price quotation.   As of June 29, 2010, there were approximately 33 holders of record of the Company’s common stock.

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

Selected Historical Data	As of April 30,
	2010	2009
Total Assets	1,275	4,360
Total Liabilities	8,800	0
Total Stockholders' Equity	(7,525)	4,360
Net Working Capital	(8.476)	3,093

Revenues	2,800	11,603
Operating Expenses	14,685	28,574
Net Loss	(11,885)	(16,971)

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

Revenues

For the Year ended April 30, 2010 and for the Year ended April 30, 2009 we had revenues from our operations of $2,800 and $11,603, respectively.   Revenues were derived from our EDGARizing services.

Expenses

The major component of our expenses for the year ended April 30, 2010 and April 30, 2009 was professional fees of $7,000 and $14,505, respectively. Selling, General and Administrative expenses were $4,014 and $6,587 for the years ended April 30, 2010 and for the Year Ended April 30, 2009, respectively.  Employee compensation and payroll taxes were $0 and $0; Occupancy (rent) was $1,155 and $1,809 for the years ended April 30, 2010 and for the year ended April 30, 2009, respectively; and Bad Debt expenses was $2,200 and $5,515 for the years ended April 30, 2010 and for the Year Ended April 30, 2009, respectively.

Net Losses

Our net loss for the year ended April 30, 2010 and for the year ended April 30, 2009 was $11,885 and $16,971, respectively.  The losses were primarily due to the professional fees, auditor fees, employee compensation, general and administrative expenses, Bad debt expenses and occupancy expenses.  We expect to continue to incur losses from our operations until such time, if ever, that we begin to successfully generate sufficient revenues to cover our operating expenses.

Liquidity and Capital Resources

As of April 30, 2010 we had cash and cash equivalents of $324.  While we have begun commercial operations we do not believe that the revenues from our operations will be sufficient to cover our operating expenses during the next twelve months, and we believe we will likely incur additional losses during the next twelve months.  While we expect to incur losses during the next twelve months, we believe that we have sufficient working capital to sustain our operating expenses and any losses.

We do not anticipate that our revenues will increase to off-set any operating expenses above and beyond our current run rate.  Additionally, we do not expect to incur the same rate of legal and audit expense associated with the initial registration.  We do not anticipate that there will be need to raise any additional capital over the next twelve months.

Our independent certified public accountants stated in their report dated July 29,2010  that the “Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern”.

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

 The company issued stock options and follows guidance in Accounting Standards Codification Topic (Topic 505 and 718) “Share-Based Payment” which  requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in Accounting Standards Codification Topic 505 "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measureable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.    All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2010 and for year ended April 30, 2009

Recent Accounting Pronouncements

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
727.536.4863
Randall@RDrakeCPA.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Coastline Corporate Services, Inc.
St. Petersburg, Florida

We have audited the accompanying balance sheets of Coastline Corporate Services, Inc as of April 30, 2010 and April 30, 2009 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended April 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the two year period ended April 30, 2010 in conformity with accounting principles generally accepted in the United States of America

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Footnote 3 to the financial statements, the Company has generated nominal revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Footnote  3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Randall N. Drake, CPA PA

Randall N. Drake, CPA PA
Clearwater, Florida
July 29, 2010

COASTLINE CORPORATE SERVICES, INC.

Balance Sheets

	As of April 30,
	2010	2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$324	$1,793
Accounts Receivable, less allowance for “doubtful” account	0	1,300
Total Current Assets	324	3,093

Property and Equipment:	951	1,267

Total Assets:	$1,275	$4,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loans Payable - Shareholder	$8,800	$0
Total Current Liabilities	8,800	0

Total Liabilities	8,800	0

Stockholders' Equity:
Common Stock, par value $0.001, authorized 100,000,000 shares,
792,999 issued and outstanding as of April 30, 2010 and for the year, ended April 30, 2009	793	793
Additional Paid in Capital	66,857	66,857
Accumulated Deficit	(75,175)	(63,290)
Total Stockholders' Equity	(7,525)	4,360

Total Liabilities and Stockholders' Equity	$1,275	$4,360

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Operations

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009

Revenue:
Edgarization Fees	$2,800	$11,603

Total Revenue	2,800	11,603

Expenses:
Occupancy	1,155	1,809
Bad Debt Expense	2,200	5,515
Employee Compensation	0	0
General and Administrative	4,014	6,587
Professional Fees	7,000	14,505
Information Technology	0	0
Depreciation	316	158
Total Expenses	14,685	28,574

Operating (Loss)/Income	(11,885)	(16,971)

Provision for Income Taxes	0	0

Net Operating (Loss)/Income	$(11,885)	$(16,971)

Basic and Diluted (Loss) per Share	$(0.01)	$(0.02)

Weighted Average Number of Shares	792,999	792,999

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statements of Cash Flow

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009

Cash Flows from Operating Activities:
Net (Loss)	$(11,885)	$(16,971)
Adjustments to reconcile Net (Loss) to net cash used in operating activities:
Stock Compensation	0	0
Depreciation	316	158
Changes in operating assets and liabilities:
(Increase) Decrease in Accounts Receivable:	1,300	1,890
Total adjustments to net (loss)	1,616	(2,048)
Net Cash Flows (Used) in Operating Activities	(10,269)	(14,923)

Net Cash Flows Used in Investing Activities:
Equipment Purchase	(0)	(0)
Net Cash Flows (Used) in Investing Activities	(0)	(0)

Cash Flows from Financing Activities:
Increase (Decrease) in Loan Payable:	8,800	0
Net Cash Flows from Financing Activities:	8,800	0

Net (decrease) increase in cash	(1,469)	(14,923)

Cash - Beginning of Period	$1,793	16,716

Cash – End of Period	$324	$1,793

Supplemental Disclosures:
Interest Paid	0	0
Income Taxes Paid	0	0

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance at April 30, 2008	792,999	$793	$66,857	$(46,319)	$21,331

Net loss				(16,971)	(16,971)

Balance at April 30, 2009	792,999	$793	$66,857	$(63,290)	$4,360

Net loss				(11,885)	(11,885)

Balance at April 30, 2010	792,999	$793	$66,857	$(75,175)	$(7,525)

The accompanying notes are an integral part of these statements.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements
As of April 30, 2010 and April 30, 2009

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

The Company incurred a net loss of $11,885 and $16,971 for the years ended April 30, 2010 and for the year ended April 30, 2009, respectively.  The Company has $324 of cash with which to satisfy any future cash requirements. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to provide services.  There may be other risks and circumstances that management may be unable to predict.

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
As of April 30, 2010 and April 30, 2009

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

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (five years for property and equipment).   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at April 30, 2010.

In accordance with Statement of Accounting Standards Codification (Topic 360), "Accounting for Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

 The Company issues stock options and follows guidance in Accounting Standards Codification Topic(Topic 505 and 718) , “Share-Based Payment”  which requires all share-based payments to employees, including grants of employee stock options to be recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company issued restricted stock for various business and administrative services.  For these transactions the Company follows the guidance in Accounting Standards Codification  Topic 505    "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services".  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   All stock issued was for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions as of April 30, 2010 and  April 30, 2009 .

The costs of advertising are expensed as incurred.  Advertising expense was $0 and $0 for the years ending April 30, 2010 and for the year ended April 30, 2009, respectively.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements
As of April 30, 2010 and April 30, 2009

4.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for income taxes under Accounting Standards Codification  Topic 740, “Accounting for Income Taxes,” which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The Company follows in Accounting Standards Codification  (Topic 260), “Earnings Per Share.” Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable.

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

6.           PROPERTY AND EQUIPMENT

Property and Equipment, as of April 30 consists of:
	2010	2009
Property and Equipment	1,584	1,584
Accumulated Depreciation	(632)	(316)
Property and Equipment, net	951	1,267

Depreciation expense was $316 and $158 for the years ended April 30, 2010 and for the year ended April 30, 2009, respectively.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements
As of April 30, 2010 and April 30, 2009

7.           PROVISION FOR INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated since inception based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the years presented is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of April 30, 2010, the Company incurred net operating losses of approximately $75,175.  Net operating losses generated begin to expire in the taxable year of 2027

8.           STOCKHOLDERS’ EQUITY

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

The  numerators  and  denominators  used  in  the  computations  of  basic  and  diluted  EPS  are presented in the following table for the years ended April 30:

	2010	2009
Numerator for Basic and Diluted EPS
Net (loss) to common shareholders	$(11,885)	$(16,971)
Denominators for Basic and Diluted EPS
Weighted average of shares outstanding	792,999	792,999
Earnings/(Loss) Per Share
Basic and Diluted	$(0.01)	$(0.02)

10.           COMMITMENTS AND CONTINGENCIES

The Company has had limited need for use of office space or equipment.  Any use of office space or equipment is being supplied through sublease of office space and charges are based on occupancy use at the fair value of the space occupied, currently valued at $165 per month.   This arrangement is on a month to month basis, cancellable upon 30 days notice.  Rent expense totaled $1,155 and $1,809 for the year ended April 30, 2010 and for the year ended April 30, 2009, respectively.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

COASTLINE CORPORATE SERVICES, INC.

Notes to Financial Statements
As of April 30, 2010 and April 30, 2009

11           SUBSEQUENT EVENT – CHANGE IN CONTROL

On July 8, 2010, the Company entered into a share exchange agreement, or the Stock Purchase Agreement, with Daulat Nijjar (the buyer), and Toni A. Eldred (the seller), the majority shareholder of the Company. Pursuant to the Stock Purchase Agreement, on July 8, 2010, Mr. Nijjar purchased in the aggregate 600,000 shares of common stock, par value $.001 per share of the Company, from Ms. Eldred for an aggregate purchase price of $0.5526.

At such time, in connection with the disposition of the Purchase Shares Toni Eldred resigned from all positions, released the company of the $8,800 shareholder liability as contributory capital, and the Board of Directors elected Daulat Nijjar to all positions completing the change of control.

The agreements can be read on Form 8-K filed July 8, 2010 with the Securities and Exchange Commission

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants and have no disagreements with regard to accounting and financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending April 30, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after April 30, 2010.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of April 30, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended April 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position
Daulat Nijjar	65	President/CEO/CFO/Principal Accounting Officer/Treasurer/Chairman of the Board of Directors1
Toni A. Eldred	46	Director1
Alex Long	49	Director2
Nanuk Warman	36	Director3

1 Pursuant to a Share Purchase Agreement dated July 8 2010, Ms. Eldred resigned all of her positions with the Company except for that of Director.   Effective July 8, 2010 Mr. Nijjar became the President, CEO, CFO, Principal Accounting, Officer, Treasurer, and Chairman of the Board of Directors

2 Mr. Long was formerly the President/Secretary/Treasurer of UGODS, Inc. a fully reporting and OTCBB trading company.  He resigned all of his positions in UGODS, Inc. on May 8, 2007.  Mr. Long resigned as a Director fo the Company on July 5, 2010.

3 Mr. Warman is the President and Chief Financial Officer of Mariposa Resources, Ltd, an OTCBB trading company from May 31, 2006 to present.  He was also the President of Neutron Enterprises, Inc. an OTCBB company from 2000-2003.  He resigned in 2003.  Mr. Warman resigned as a Director of the Company on June 30, 2010.

From inception until July 8, 2010, Toni A. Eldred was the majority owner and President of the organization. On July 8, 2010, Ms. Eldred entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company (the “Purchased Shares”) to Daulat (Dan) Nijjar (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 75.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $331,560.  In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

Effective as of July 8, 2010, in connection with the disposition of the Purchased Shares Toni Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and the Board of Directors of the Company elected Daulat (Dan) Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.

The additional shares acquired by Mr. Nijjar related to 22,500 common shares acquired from Alex Long who resigned as a Director of the Company on July 5, 2010, 20,000 common shares acquired from Nanuk Warman who resigned as a Director of the Company on June 30, 2010, and 5,000 common shares acquired from Dragon Investment Group which is an investment firm controlled by Toni Eldred.

Subsequent to share transactions, Mr. Nijjar owns 647,500 shares of common stock of the Company, or 81.7%, and the Board of Directors consists of Mr. Nijjar and Ms. Eldred.  There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

Background of Executive Officers and Directors

-Dan Nijjar is an accomplished businessman who owned and operated an Ace Hardware Store from 1992 to 2001.  Since the sale of his business Mr. Nijjar has been involved in real estate development.

- Toni A. Eldred has been the President, Treasurer, Chief Executive Officer and Chief Financial Officer of the Company since our inception until July 8, 2010.  She has been a Director since inception of the Company.      From July 2003 until December 2005, Ms. Eldred served as the vice-president of operations of Island Capital Management, LLC, d/b/a, Island Stock Transfer (“Island”).  Ms. Eldred’s duties at Island Stock Transfer included interacting with the management of publicly held companies who utilized the transfer and registrar services of Island, establishing written policies and procedures for Island, maintaining shareholder records for the accounts of Island, and effecting securities processing and transfers for the clients of Island.  Ms. Eldred was employed by the State of New Jersey from October 1981 until June 2002 in a variety of administrative and IT support positions.  Ms. Eldred’s last position with the State of New Jersey was within the MIS area in the Department of Law and Public Safety where she was responsible for software training and other IT support functions.

- Alex Long has served as a Director from December 2006 to July 5, 2010. Prior to joining CCSI, Mr. Long was President, Secretary, Treasurer, and Director of UGODS, Inc., an exploration company engaged in the acquisition and exploration of mineral properties to exploit any economically viable mineral deposits.  UGODS, Inc., a fully reporting, publicly traded company, underwent a change in control in February 2007, during which Mr. Long resigned as officer and director.  In February of 1993 he launched Canada’s Finest Beers Ltd. As the president of this company, Mr. Long purchased all the necessary equipment and was personally in charge of the Company’s production. He brought on board a European brew master as well as an engineer from Labbatt Breweries of Canada. Mr. Long also acquired the essential federal and provincial licensing required and assisted in the marketing and advertising aspects of the product. He saw the development of the company to completion and negotiated the sale of the company in March of 1997.  From April 1996 to the present, Mr. Long has operated a similar project, Canada’s Finest Waters Inc., as its president. Starting the company with the intention of bottling spring and mineral water, he spent more than eighteen months conducting research, planning and development. During that time he also joined the International Bottled Water Association; attending trade shows, workshops and seminars on bottled water. Mr. Long visited various water bottling companies in the US and Canada and also brought together labeling, marketing and delivery companies to facilitate production.

- Nanuk Warman has served as a Director from December 2006 to June 30, 2010.  Mr. Warman graduated from the British Columbia Institute of Technology (BCIT), located in Burnaby B.C. Canada, in June 1995 with a Diploma in Technology in Financial Management, specializing in Finance. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. In addition to his position as Director of Coastline, Mr. Warman is also President and Chief Financial Officer of Mariposa Resources, Ltd., an exploration stage company that trades on the OTCBB under the symbol of MPSR.  He has held this position since May 31, 2006.  From 2000 to 2003, he served as president of Neutron Enterprises, Inc., a company that trades on the OTCBB under the symbol of NTRN. From 1996 - 1998, he worked as a staff accountant for KPMG, in their Independent Business and Accounting Services department. His duties were to perform Notice to Reader and Review engagements for private corporations, as well as corporate and personal Canadian tax planning and filing

Code of Ethics

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year April 30, 2010 and for the year ended April 30, 2009, and whose salary and bonus exceeded $100,000 for the fiscal years ended April 30, 2010 and for the year ended April 30, 2009, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."  There has been no compensation paid to any officer, director or other employee for the year ended April 30, 2010.

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dan Nijjar 1,2	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President/Treasurer and CEO, CFO, Director

Toni A. Eldred1,3 President/Treasurer and CEO, CFO, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	5,000	-0-	-0-	-0-	-0-	-0-	-0-	5,000
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-
Alex Long4, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nanuk Warman5, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	$3,000	-0-	-0-	-0-	-0-	$3,000
	2006	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-	-NA-

1From inception until July 8, 2010, Toni A. Eldred was the majority owner and President of the organization. On July 8, 2010, Ms. Eldred entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company (the “Purchased Shares”) to Daulat (Dan) Nijjar (the “Purchaser”). Effective as of July 8, 2010, in connection with the disposition of the Purchased Shares Toni Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and the Board of Directors of the Company elected Daulat (Dan) Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.

2There is no employment contract with Mr. Nijjar at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

3There is no employment contract with Ms. Eldred at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

4There is no employment contract with Mr. Long at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

5There is no employment contract with Mr. Warman at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of  Dan Nijjar and Toni A. Eldred. We are not actively seeking additional board members. At present, the Board of Directors has established one committee: the independent audit committee. Whose appointment is currently vacant.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 30, 2010.

Name and Address	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock
Dan Nijjar 111 2nd Avenue N.E., Suite 900 St. Petersburg FL 33701	-	-
Toni A. Eldred 111 2nd Avenue N.E., Suite 900 St. Petersburg FL 33701	600,000	75.7%
Alex Long 9101 West Sahara, Suite 105-195 Las Vegas, NV 89117	22,500	2.8%
Nanuk Warman 111 2nd Avenue N.E., Suite 900 St. Petersburg FL 33701	20,000	2.5%

On July 8, 2010, Ms. Eldred entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company (the “Purchased Shares”) to Daulat (Dan) Nijjar (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 75.7% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $331,560.  In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

Effective as of July 8, 2010, in connection with the disposition of the Purchased Shares Toni Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and the Board of Directors of the Company elected Daulat (Dan) Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.

The additional shares acquired by Mr. Nijjar related to 22,500 common shares acquired from Alex Long who resigned as a Director of the Company on July 5, 2010, 20,000 common shares acquired from Nanuk Warman who resigned as a Director of the Company on June 30, 2010, and 5,000 common shares acquired from Dragon Investment Group which is an investment firm controlled by Toni Eldred.

Subsequent to share transactions, Mr. Nijjar owns 647,500 shares of common stock of the Company, or 81.7%, and the Board of Directors consists of Mr. Nijjar and Ms. Eldred.  There are no arrangements or understandings among members of both the former and new control persons and their associates with respect to the election of directors of the Company or other matters.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There have been no material related party transactions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Randall Drake, CPA, PA for professional services rendered for the audit of the Company’s financial statements for the fiscal years ended April 30, 2010 and for the years ended April 30, 2009 were:

2010	$7,000
2009	$8,000

Audit Related Fees

For our fiscal years ended April 30, 2010 and for the years ended April 30, 2009 we did not incur any audit related fees.

Tax Fees

 For our fiscal years ended April 30, 2010 and for the years ended April 30, 2009 we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

 We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended April 30, 2010 and for the years ended April 30, 2009.

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

July 29, 2010                                Coastline Corporate Services, Inc., Registrant

By:           /s/ Daulat Nijjar
Daulat Nijjar, Director, President,
Treasurer, Principal Executive Officer, and Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date
/s/Daulat Nijjar Daulat Nijjar	President, Treasurer, Principal Executive Officer, Principal Accounting Officer, Chief Financial Officer, Chairman of the Board of Directors	July 29, 2010
/s/Toni A. Eldred Toni A. Eldred	Director	July 29, 2010