Form 10-Q
period 2010-07-31
COASTLINE CORPORATE SERVICES, INC.
filed 2010-09-14
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________ to _____________
Commission file number 333-143752

COASTLINE CORPORATE SERVICES, INC.
(Exact name of registrant as specified in its charter)

701 N. Green Valley Parkway, Suite 200
Henderson, Nevada 89074
(Address of principal executive offices) (Zip Code)

702 990 3256
(Registrant's telephone number, including area code)

111 Second Ave. N.E., Suite 900, St. Petersburg, Florida, 33701
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 342,999 shares of common stock, $0.001 par value, issued and outstanding as of September 14, 2010.

Item 1.  Financial Statements.

COASTLINE CORPORATE SERVICES, INC.
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2010	2010
ASSETS:
Current Assets:
Cash	$105	$324

Total Current Assets	105	324
Property and Equipment, net	872	951

Total Assets	$977	$1,275

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$11,213	$-
Loans Payable – Shareholder (note 3)	-	8,800

Total Current Liabilities	11,213	8,800

Stockholders' Equity (Deficit):
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
792,999 shares issued at July 31, 2010
(April 30, 2010 – 792,999)	793	793
Additional Paid-In Capital	76,257	66,857
Accumulated Deficit	(87,286)	(75,175)

Total Stockholders' (Deficit) Equity	(10,236)	(7,525)

Total Liabilities and Stockholders' Equity	$977	$1,275

The accompanying notes are an integral part of these financial statements.

COASTLINE CORPORATE SERVICES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31,
	2010	2009
Revenues – Edgarization fees	$—	$1,200

Expenses:
Occupancy	-	495
General and Administrative	2,489	620
Professional Fees	9,543		-
Depreciation	79	79

Total Expenses	12,111	1,194
Net (Loss) Income from Operations	(12,111)	6

Provision for income taxes	-	-

Net (Loss) Income	$(12,111)	$6

Basic and Diluted loss per
Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	792,999	792,999

The accompanying notes are an integral part of these financial statements.

COASTLINE CORPORATE SERVICES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended July 31

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,111)	$6
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation	79	79

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	—	(600)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	11,213	-

Net Cash Used in Operating Activities	(819)	(515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from Loan Payable	600	—

Net Cash Provided by Financing Activities	600	—

Net (Decrease) Increase in
Cash and Cash Equivalents	(219)	(515)
Cash and Cash Equivalents
at Beginning of Period	324	1,793
Cash and Cash Equivalents
at End of Period	$105	$1,278

COASTLINE CORPORATE SERVICES, INC.
STATEMENTS OF CASH FLOWS
(Continued)

	For the Three Months Ended
	July 31,	July 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Shareholder Loan Payable by a Contribution from a Shareholder	$9,400	$—

The accompanying notes are an integral part of these financial statements.

COASTLINE CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Coastline Corporate Services, Inc. is presented to assist in understanding the Company's financial statements.  The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Organization and Basis of Presentation

Coastline Corporate Services, Inc. (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006.  On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Daulat Nijjar. In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

Effective as of July 8, in connection with the share acquisition, Mr. Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intends to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and intends to merge Coastline Corporate Services, Inc. with the new subsidiary.  Subsequent to the merger, the Company will continue as a Nevada company named Dakota Gold Corp.  The Company has made its initial regulatory filing with respect to the change in name, business, and domicile but has not yet received regulatory approval.

Nature of Operations

The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

Subsequent July 31, 2010, in relation to the change of control, the Company changed its business focus and intends on becoming a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource property.  The Company has entered into one mineral property option agreement (note 2).

COASTLINE CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2010 and 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Coastline Corporate Services, Inc. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2010 has been omitted.  The results of operations for the three-month period ended July 31, 2010 is not necessary indicative of results for the entire year ending April 30, 2011.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $87,286 for the period from October 27, 2006 (inception) to July 31, 2010.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan.  The funds from this loan are sufficient to fund the Company’s operations for the next six months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains its cash balance with one financial institution, in the form of a demand deposit.

COASTLINE CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2010 and 2009
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2010, the company does not have any outstanding common stock options or warrants.

Comprehensive Income

The Company has adopted Accounting Standards Codification ASC 220-45-1, “Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Operations.  Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage property. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such property. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at July 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000.

COASTLINE CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – MINERAL EXPLORATION PROPERTY (Continued)

Annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures

By January 1, 2011	20,000	-
By September 1, 2011	25,000	-
By September 1, 2012	35,000	-
By September 1, 2013	50,000	50,000
By September 1, 2014	100,000	50,000
By September 1, 2015	100,000	50,000
By September 1, 2016	100,000	50,000
By September 1, 2017	100,000	-
By September 1, 2018	165,000	-
By September 1, 2019	200,000	-
By September 1, 2020	200,000	-
By September 1, 2021	200,000	-
By September 1, 2022	200,000	-
By September 1, 2023	200,000	-
By September 1, 2024	300,000	-
	$1,995,000	$200,000

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property, subject to a royalty payable to the Property Owners.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day period to pay the amount of the deficiency.  The Property Owners retained a royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties as follows:

US$ per ounce	Net Smelter Return
Below $1200	1.50%
$ 1200.01 and above	3.00%

COASTLINE CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 – MINERAL EXPLORATION PROPERTY (Continued)

The price of gold used to determine the royalty is based on the average monthly afternoon London gold fix price.
Both the Company and the Property Owners have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the Property. In addition, any mineral interests staked, located, granted or acquired by either the Registrant or the Property Owners which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the quarter the loan from shareholder was increased as a result of the shareholder lending the Company an additional $600.  As of July 31, 2010 the shareholder has forgiven $6,800 of the loan resulting in an outstanding balance of $2,600 at July 31, 2010.

NOTE 4 – SUBSEQUENT EVENTS

On August 16, 2010, Mr. Dan Nijjar, the Company’s principal shareholder, returned 450,000 common shares to the Company for cancellation.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000.  The Agreement requires the Company to make $1,995,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.

Item 2.                      Management’s Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the financial statements of Coastline Corporate Services, Inc. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2010 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Coastline Corporate Services, Inc. (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006.  The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Dan Nijjar. In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

Effective as of July 8, in connection with the share acquisition, Mr. Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.  Also effective as of July 8, 2010, in connection with the share acquisition, Toni Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company.  Effective June 30, 2010 Nanuk Warman resigned as a Director of the Company and effective July 5, 2010 Alex Long resigned as a Director of the Company.

Effective as of August 13, 2010 Mr. Jim Poulter was elected to the Board of Directors of the Company.  Also, on August 13, 2010, Ms. Toni Eldred resigned as a member of the Board of Directors

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Grewal, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intends to change its business to mineral resource exploration and move its domicile to Nevada.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.

In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and intends to merge Coastline Corporate Services, Inc. with the new subsidiary.  Subsequent to the merger, the Company will continue as a Nevada company named Dakota Gold Corp.  The Company has made its initial regulatory filing with respect to the change in name and business but has not yet received regulatory approval.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

Business Operations

The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

Subsequent to July 31, 2010, in connection with the change in control, the Company changed its business to mineral exploration.  We intend to become a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We will become an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling or partnering a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the Company to continue operations.  Currently we have no arrangement or agreement for such sale or partnership

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing property, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option, and are in the early stages of exploring this property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Financing over the next twelve months

Over the next twelve months, the Company intends to explore our property to determine whether it contains commercially exploitable reserves of gold and silver or other metals.  The Company does not intend to hire any employees or to make any purchases of equipment over the next twelve months, as it intends to rely upon outside consultants to provide all the tools needed for the exploratory work being conducted.

On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan.  Current cash on hand is sufficient for all of the Company’s commitments for the next six months. The Company will need additional funding in the future to explore and develop its property.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

In the following discussion, there are references to “unpatented” mining claims. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could be evicted.

Exploration Programs

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000.  The Agreement requires the Company to make $1,995,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.

The Company has only just completed the property option agreement and as a result has not yet developed an exploration program.

Results of Operations

We did not earn any revenues during the three-months ended July 31, 2010 and earned $1,200 in revenue for the three months ended July 31, 2009.  The Company is in the process of undertaking a change in business that will result in it entering the exploration stage.   We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2010 we had a net loss of $12,111 compared to a net profit of $6 in the corresponding period in 2009.  The current net loss was largely due to professional fees relating to legal and accounting incurred as part of our anticipated change in business to mineral exploration.  In addition, the increase was due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s management changes.

Liquidity and Capital Resources

We had cash of $105 and working capital of ($11,108) as of July 31, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$30,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$20,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three months ended July 31, 2010 was $819 compared to $515 during the three months ended July 31, 2009.  Although the net loss increased to $12,111 for the quarter ended July 31, 2010 from a net profit of $6 in 2009, the effect of the loss was largely offset by an increase in accounts payable and accrued liabilities of $11,213.   Cash received from financing activities was $600 from an increase in the loan payable to a shareholder.  There were no investing activities for either of the three months ended July 31, 2010 or 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $87,286 for the period from October 27, 2006 (inception) to July 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2010 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures are effective to ensure that material  information  relating  to  the  Company  is  recorded, processed,  summarized, and reported in a  timely  manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

Item 6. Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 – Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 14, 2010

COASTLINE CORPORATE SERVICES, INC.

By:   /s/ Daulat Nijjar
       Daulat Nijjar
       President, Chief Executive
       Officer, Secretary and Treasurer
       (Principal Executive, Financial, and Accounting Officer)