Form 10-Q
period 2010-10-31
Dakota Gold Corp
filed 2010-12-14
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2010
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-143752

DAKOTA GOLD CORP.
(Exact name of registrant as specified in its charter)

701 N. Green Valley Parkway, Suite 200, Henderson, Nevada 89074
(Address of principal executive offices) (Zip Code)

702 990 3256
(Registrant's telephone number, including area code)

Coastline Corporate Services, Inc.
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
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 342,999 shares of common stock, $0.001 par value, issued and outstanding as of December 13, 2010.

Item 1.  Financial Statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2010	2010
ASSETS:
Current Assets:
Cash	$46,172	$324
Prepaid Expenses	2,766	-

Total Current Assets	48,938	324
Property and Equipment, net (note 2)	-	951

Total Assets	$48,938	$1,275

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$13,435	$-
Bridge Loan and Accrued Interest Payable (note 4)	80,592	-
Loan Payable – Shareholder (note 6)	-	8,800

Total Current Liabilities	94,027	8,800

Stockholders' Equity (Deficit):
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
342,999 shares issued at October 31, 2010
(April 30, 2010 – 792,999)	343	793
Additional Paid-In Capital	76,707	66,857
Accumulated Deficit	(87,286)	(75,175)
Deficit Accumulated During the Exploration Stage	(34,853)	-

Total Stockholders' (Deficit) Equity	(45,089)	(7,525)

Total Liabilities and Stockholders' Equity	$48,938	$1,275

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months		For the Six Months		Since
	Ended		Ended		August 1, 2010,
	October 31,		October 31,		Inception of the
	2010	2009	2010	2009	Exploration Stage
Revenues	$-	$400	$-	$1,600	$-

Expenses
Mineral Property Exploration	3,062	-	3,062	-	3,062
General and Administrative	25,327	6,918	37,359	8,033	25,327
Depreciation	-	79	79	158	-
Total Expenses	28,389	6,997	40,500	8,191	28,389

Net (Loss) Income from Operations	(28,389)	(6,597)	(40,500)	(6,591)	(28,389)

Other Income (Expense)
Write-down of Property and Equipment	(872)	-	(872)	-	(872)
Interest Expense	(592)	-	(592)	-	(592)
Net Other Income (Expense)	(1,464)	-	(1,464)	-	(1,464)

Write-down of Mineral Property Acquisition Payments	(5,000)	-	(5,000)	-	(5,000)

Net (Loss) Income	$(34,853)	$(6,597)	$(46,964)	$(6,591)	$(34,853)

Basic and Diluted
Loss per Share	$(0.08)	$(0.01)	$(0.08)	$(0.01)

Weighted Average Shares
Outstanding	421,260	792,999	607,129	792,999

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Six Months Ended October 31		Inception of the
			Exploration
	2010	2009	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(46,964)	$(6,591)	$(34,853)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Property and Equipment	872	—	872
Depreciation	79	158	—
Write-down of Mineral Property Acquisition Cost	5,000	—	5,000

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	—	(200)	—
(Increase) Decrease in Prepaid Expenses	(2,766)	—	(2,766)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	13,435	—	2,222

Net Cash Used in Operating Activities	(30,344)	(6,633)	(29,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	(5,000)	—	(5,000)
Net Cash Used in Investing Activities	(5,000)	—	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Bridge Loan Payable	80,592	—	80,592
Net Proceeds from Shareholder Loan Payable	600	5,800	—

Net Cash Provided by Financing Activities	81,192	5,800	80,592

Net (Decrease) Increase in
Cash and Cash Equivalents	45,848	(833)	46,067
Cash and Cash Equivalents
at Beginning of Period	324	1,793	105
Cash and Cash Equivalents
at End of Period	$46,172	$960	$46,172

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			August 1, 2010,
	For the Six Months Ended		Inception of
	October 31,	October 31,	the Exploration
	2010	2009	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Shareholder Loan Payable by a Contribution from a Shareholder (note 6)	$9,400	$—	$—

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Dakota Gold Corp. (formerly known as Coastline Corporate Services, Inc.) (an exploration stage company)  is presented to assist in understanding the Company's financial statements.  The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Organization and Basis of Presentation

Dakota Gold Corp. (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc. On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Daulat Nijjar. In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or at that time, 81.7% of the issued and outstanding common shares of the Company on a fully-diluted basis.  Effective as of July 8, in connection with the share acquisition, Mr. Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock on 100:1 forward stock split basis.  The Company has applied to the regulatory authorities for the split but has not yet received approval.  The record and payment dates of the forward split are yet to be determined but all of the common shares issued and outstanding on the record date will be split. The stock split will be completed as a dividend with no action required to be taken by the Company’s shareholders.

Nature of Operations

The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.  In relation to the change of control, the Company changed its business focus and is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company has entered into one mineral property option agreement (note 3).

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. (formerly Coastline Corporate Services, Inc.) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2010 has been omitted.  The results of operations for the three and six-month period ended October 31, 2010 is not necessary indicative of results for the entire year ending April 30, 2011.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $34,853 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2010.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan.  The funds from this loan are sufficient to fund the Company’s operations for the next six months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2010, the company does not have any outstanding common stock options or warrants.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at October 31, 2010 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 – PROPERTY AND EQUIPMENT

During the quarter ended October 31, 2010 the Company has written down its property and equipment to nil.  A loss of $872 has been recorded in the Statement of Operations at October 31, 2010. Depreciation expense of $79 was recorded prior to the write down.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009

NOTE 3 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000.  As a result of the Caldera Property not containing any known resource, the Company has written down its initial $5,000 property option payment in the statement of operations at October 31, 2010.

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

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2010 and 2009

NOTE 3 – MINERAL EXPLORATION PROPERTY (continued)

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

NOTE 4 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. Interest expense of $592 has been accrued for the period from August 20, 2010 to October 31, 2010.

NOTE 5 – COMMON SHARE CANCELLATION

On August 16, 2010, Mr. Dan Nijjar, the Company’s principal shareholder, returned 450,000 common shares to the Company for cancellation.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three-months ended October 31, 2010 a loan from a former shareholder was increased as a result of the shareholder lending the Company an additional $600.  As of October 31, 2010 the shareholder had forgiven the entire balance of $9,400 resulting in no outstanding balance at October 31, 2010 or October 31, 2010.

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  The total amount paid for the three and six-months ended October 31, 2010 was $1,250.

NOTE 7 – SUBSEQUENT EVENTS

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock on 100:1 forward stock split basis.  The Company has applied to the regulatory authorities for the split but has not yet received approval.  The record and payment dates of the forward split are yet to be determined but all of the common shares issued and outstanding on the record date will be split. The stock split will be completed as a dividend with no action required to be taken by the Company’s shareholders.

NOTE 8 – RECLASSIIFCATIONS

Certain reclassifications have been made in the financial statements for the period ended October 31, 2009 to conform to accounting and financial statement presentation for the period ended October 31, 2010.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Dakota Gold Corp. (formerly Coastline Corporate Services, Inc.) (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2010 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

General

Dakota Gold Corp., (formerly Coastline Corporate Services, Inc.) (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006.  The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Dan Nijjar. In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 common shares, or at that time 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

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

Effective as of August 13, 2010 Mr. Jim Poulter was elected to the Board of Directors of the Company.  Also, on August 13, 2010, Ms. Toni Eldred resigned as a member of the Board of Directors.

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Nijjar, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock on 100:1 forward stock split basis.  The Company has applied to the regulatory authorities for the split but has not yet received approval.  The record and payment dates of the forward split are yet to be determined but all of the common shares issued and outstanding on the record date will be split. The stock split will be completed as a dividend with no action required to be taken by the Company’s shareholders.

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

On November 26, 2010, in connection with the change in control, the Company received approval to change its name to Dakota Gold Corp. and its business to mineral exploration.  In addition, its domicile was moved from Florida to Nevada.  We are now a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. As of August 1, 2010 we became an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Exploration Programs

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000.  As a result of the Caldera property not containing any known resource, the Company has written down its initial $5,000 property option payment in the statement of operations and comprehensive loss at October 31, 2010. The Agreement requires the Company to make $1,995,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.  The Company has only just completed the property option agreement and as a result has not yet developed an exploration program.

Results of Operations

We did not earn any revenues during the three or six-months ended October 31, 2010 but recognized $400 and $1,600 respectively in revenue for the three and six-months ended October 31, 2009.  The Company has changed its business to mineral exploration and is now in the exploration stage.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2010 we had a net loss of $34,853 compared to a net loss of $6,597 in the corresponding period in 2009.  The current net loss was largely due to professional fees relating to legal and accounting incurred as part of our change in name, domicile and business.  In addition, the increase was due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s management changes.  The Company did incur $3,062 in mineral property exploration expenditures for the six-months ended October 31, 2010 as the Company began planning its exploration program. Also, during the quarter ended October 31, 2010 we incurred $592 in interest expense relating to the bridge loan and we wrote down $872 in property and equipment to nil.

For the six-months ended October 31, 2010 we had a net loss of $46,964 compared to a net loss of $6,591in the corresponding period in 2009.  The current net loss was largely due to professional fees relating to legal and accounting incurred as part of our change in name, domicile and business.  In addition, the increase was due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s management changes.  The Company did incur $3,062 in mineral property exploration expenditures for the six-months ended October 31, 2010 as the Company began planning its exploration program.

Liquidity and Capital Resources

We had cash of $46,172 and working capital of ($45,089) as of October 31, 2010. We anticipate that we will incur the following expenses over the next twelve months:

•	$45,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$20,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended October 31, 2010 was $30,344 compared to $6,633 during the six-months ended October 31, 2009.  A significant portion of the increase was due to an increase in the net loss to $46,964 for the six-months ended October 31, 2010 from $6,591 in 2009.  The effect of the increase in the net loss was partially offset by an inflow of $13,435 from an increase in accounts payable and accrued liabilities for the current period while there was no impact from the change in accounts payable and accrued liabilities in 2009.  For the six-months ended October 31, 2010, cash received from financing activities was $80,000 from a bridge loan and $600 from an increase in the loan payable to a shareholder while in 2009 the Company received $5,800 from the shareholder loan.  Investing activities in 2010 consisted of $5,000 related to the Caldera property acquisition payment while there were no investing activities in 2009.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $34,853 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2010, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and  Exchange  Commission. Our Chief Executive Officer and  Chief  Financial Officer have reviewed the effectiveness  of  our "disclosure controls  and  procedures"  (as  defined   in   the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and  have  concluded  that our disclosure controls and procedures over financial reporting were not effective based upon the COSO criteria due to the following material weakness:

•
Our Company’s administration is composed of small number of administrative individuals resulting in a situation where limitations on segregation of duties exist.  In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties.  Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties.  Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended October 31, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended October 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended October 31, 2010, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Exhibit 32	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2010 DAKOTA GOLD CORP. By: /s/ Daulat Nijjar Daulat Nijjar President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)