Form 10-Q
period 2011-01-31
Dakota Gold Corp
filed 2011-03-15
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2011
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

________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,599,900 shares of common stock, $0.001 par value, issued and outstanding as of March 14, 2011.

Item 1.  Financial Statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	January 31,	April 30,
	2011	2010
ASSETS:
Current Assets:
Cash	$2,417	$324
Prepaid Expenses	9,810	-

Total Current Assets	12,227	324
Property and Equipment, net (note 2)	-	951

Total Assets	$12,227	$1,275

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT):
Current Liabilities:
Accounts Payable and Accrued Liabilities	$8,131	$-
Bridge Loan and Accrued Interest Payable (note 4)	81,797	-
Loan Payable – Shareholder (note 6)	-	8,800

Total Current Liabilities	89,928	8,800

Stockholders' Equity (Deficit):
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
34,299,900 shares issued at January 31, 2011
(April 30, 2010 – 79,299,900)	34,300	79,300
Additional Paid-In Capital	42,750	(11,650)
Accumulated Deficit	(87,286)	(75,175)
Deficit Accumulated During the Exploration Stage	(67,465)	-

Total Stockholders' (Deficit) Equity	(77,701)	(7,525)

Total Liabilities and Stockholders' Equity	$12,227	$1,275

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		August 1, 2010,
	Ended		Ended		Inception of the
	January 31,		January 31,		Exploration
	2011	2010	2011	2010	Stage
Revenues	$-	$1,200	$-	$2,800	$-

Expenses
Mineral Property Exploration	3,109	-	6,171	-	6,171
General and Administrative	8,298	2,007	45,657	10,040	33,625
Depreciation	-	79	79	237	-
Total Expenses	11,407	2,086	51,907	10,277	39,796

Net (Loss) Income from Operations	(11,407)	(886)	(51,907)	(7,477)	(39,796)

Other Income (Expense)
Write-down of Property and Equipment	-	-	(872)	-	(872)
Interest Expense	(1,205)	-	(1,797)	-	(1,797)
Net Other Income (Expense)	(1,205)	-	(2,669)	-	(2,669)

Write-down of Mineral Property Acquisition Payments (note 3)	(20,000)	-	(25,000)	-	(25,000)

Net (Loss) Income	$(32,612)	$(886)	$(79,576)	$(7,477)	$(67,465)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding (1)	56,799,900	79,299,900	71,799,900	79,299,900

(1)	Reflects 100:1 forward stock split with a record of December 16, 2010 and a payment date of December 17, 2010.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Nine Months Ended		Inception of the
	January 31		Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(79,576)	$(7,477)	$(67,465)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Property and Equipment	872	—	872
Depreciation	79	237	—
Write-down of Mineral Property Acquisition Cost	25,000	—	25,000
Accrued Interest	1,797	—	1,797
Change in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses	(9,810)	—	(9,810)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	8,131	(1,200)	(3,082)

Net Cash Used in Operating Activities	(53,507)	(8,440)	(52,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Mineral Property Acquisition Costs	(25,000)	—	(25,000)
Net Cash Used in Investing Activities	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Bridge Loan Payable	80,000	—	80,000
Net Proceeds from Shareholder Loan Payable	600	6,800	—

Net Cash Provided by Financing Activities	80,600	6,800	80,000

Net (Decrease) Increase in
Cash and Cash Equivalents	2,093	(1,640)	2,312
Cash and Cash Equivalents
at Beginning of Period	324	1,793	105
Cash and Cash Equivalents
at End of Period	$2,417	$153	$2,417

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			August 1, 2010,
	For the Nine Months Ended		Inception of
	January 31,	January 31,	the Exploration
	2011	2010	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Shareholder Loan Payable by a Contribution from a Shareholder (note 6)	$9,400	$—	$—

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011 and 2010

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

Organization and Basis of Presentation

Share amounts have been adjusted to reflect the 100:1 forward stock split with a record date of December 16, 2010.

Dakota Gold Corp. (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc. On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 60,000,000 shares of common stock of the Company to Daulat Nijjar. In addition, Mr. Nijjar acquired a total of 4,750,000 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 64,750,000 common shares, or at that time, 81.7% of the issued and outstanding common shares of the Company on a fully-diluted basis.  Effective as of July 8, in connection with the share acquisition, Mr. Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On August 16, 2010, Mr. Nijjar, returned 45,000,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 34,299,900 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 19,750,000 common shares, or 57.6%, of the remaining 34,299,900 issued and outstanding common shares of the Company at that time.

On August 18, 2010, Mr. Nijjar, as the holder of 19,750,000, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock.  The common stock of the company was forward split on a 100:1 basis on the record date of December 16, 2010 and a payment date of December 17, 2010.

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
January 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. (formerly Coastline Corporate Services, Inc.) and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2010.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2010 has been omitted.  The results of operations for the three and nine-month periods ended January 31, 2011 is not necessary indicative of results for the entire year ending April 30, 2011.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $67,465 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2011.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan and on March 7, 2011the Company received $30,000 from a private placement.  The funds from these two sources are not sufficient to fund the Company’s operations for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
January 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2011, the company does not have any outstanding common stock options or warrants.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including prepaid expenses, accounts payable and accrued liabilities, at January 31, 2011 approximates their fair values due to the short-term nature of these financial instruments.

NOTE 2 – PROPERTY AND EQUIPMENT

During the nine-months ended January 31, 2011 the Company wrote down its property and equipment to nil.  A loss of $872 has been recorded in the Statement of Operations at January 31, 2011. Depreciation expense of $79 was recorded prior to the write down.

DAKOTA GOLD CORP.
(formerly Coastline Corporate Services, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2011 and 2010

NOTE 3 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional payment of $20,000 under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down its $25,000 property option payments in the statement of operations at January 31, 2011.

The remaining annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures

By September 1, 2011	25,000	-
By September 1, 2012	35,000	-
By September 1, 2013	50,000	50,000
By September 1, 2014	100,000	50,000
By September 1, 2015	100,000	50,000
By September 1, 2016	100,000	50,000
By September 1, 2017	100,000	-
By September 1, 2018	165,000	-
By September 1, 2019	200,000	-
By September 1, 2020	200,000	-
By September 1, 2021	200,000	-
By September 1, 2022	200,000	-
By September 1, 2023	200,000	-
By September 1, 2024	300,000	-
	$1,975,000	$200,000

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
January 31, 2011 and 2010

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

NOTE 4 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. Interest expense of $1,797 has been accrued for the period from August 20, 2010 to January 31, 2011.

NOTE 5 – COMMON SHARE CANCELLATION

On August 16, 2010, Mr. Dan Nijjar, the Company’s principal shareholder, returned 45,000,000 common shares to the Company for cancellation.  Subsequent to the cancellation, the Company had 34,299,900 shares issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine-months ended January 31, 2011 a loan from a former shareholder was increased as a result of the shareholder lending the Company an additional $600.  As of January 31, 2011 the shareholder had forgiven the entire balance of $9,400 resulting in no outstanding balance at January 31, 2011.

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  The total amount paid for the three and nine-months ended January 31, 2011 was $1,500 and $2,750 respectively.

NOTE 7 – SUBSEQUENT EVENTS

On March 7, 2011 the Company closed a private placement of 300,000 common shares at $0.10 per share for a total offering price of $30,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

NOTE 8 – RECLASSIFICATIONS

Certain reclassifications have been made in the financial statements for the period ended January 31, 2010 to conform to accounting and financial statement presentation for the period ended January 31, 2011.

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

On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 60,000,000 shares of common stock of the Company to Dan Nijjar. In addition, Mr. Nijjar acquired a total of 4,750,000 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 64,750,000 common shares, or at that time 81.7% of the issued and outstanding share capital of the Company on a fully-diluted basis.

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

On August 16, 2010, Mr. Nijjar, returned 45,000,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 34,299,900 shares issued and outstanding; a number that Mr. Nijjar, who is also a director of the Company, considers more in line with the Company’s current business plans.  Following the share cancellation, Mr. Nijjar owned 19,750,000 common shares, or 57.6%, of the remaining 34,299,900 issued and outstanding common shares of the Company at that time.

On August 18, 2010, Mr. Nijjar, as the holder of 19,750,000, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock.  The common stock of the company was forward split on a 100:1 basis on the record date of December 16, 2010 and a payment date of December 17, 2010.

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

Exploration Program

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

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”)granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional $20,000 payment due under the Agreement.  As a result of the Caldera property not containing any known resource, the Company has written down the $25,000 in property option payments in the statement of operations and comprehensive loss at January 31, 2011. The Agreement requires the Company to make $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.  The Company has only just completed the property option agreement and as a result has not yet developed an exploration program.

Results of Operations

We did not earn any revenues during the three or nine-months ended January 31, 2011 but recognized $1,200 and $2,800 respectively in revenue for the three and nine-months ended January 31, 2010.  The Company has changed its business to mineral exploration and is now in the exploration stage.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2011 we had a net loss of $32,612 compared to a net loss of $886 in the corresponding period in 2010.  The increase in the net loss was largely due to a $20,000 property option payment made under the Caldera Property Option Agreement for the three-months ended January 31, 2011.  The payment was written down due to the Caldera Property containing no known resource.  The current net loss was also higher due to professional fees relating to legal and accounting incurred as part of our change in name, domicile and business and due to higher administrative expenses associated with setting up a new office.  The Company incurred $3,109 in mineral property exploration expenditures for the three-months ended January 31, 2011 as the Company began planning its exploration program. Also, during the quarter ended January 31, 2011 we incurred $1,205 in interest expense relating to the bridge loan.

For the nine-months ended January 31, 2011 we had a net loss of $79,576 compared to a net loss of $7,477 in the corresponding period in 2010.  The increase in the net loss was largely due to a $20,000 property option payment made under the Caldera Property Option Agreement for the nine-months ended January 31, 2011.  The payment was written down due to the Caldera Property containing no known resource.  The current net loss was also higher due to professional fees relating to legal and accounting incurred as part of our change in name, domicile and business.  In addition, the increase was due to a higher administrative expenses associated with setting up a new office and various regulatory expenses related to the Company’s management changes.  The Company incurred $6,171 in mineral property exploration expenditures for the nine-months ended January 31, 2011 as the Company began planning its exploration program.  Also, during the nine-months ended January 31, 2011 we incurred $1,797 in interest expense relating to the bridge loan.

Liquidity and Capital Resources

We had cash of $2,417 and working capital of ($77,701) as of January 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$45,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$20,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended January 31, 2011 was $55,304 compared to $8,440 during the nine-months ended January 31, 2010.  A significant portion of the increase was due to an increase in the net loss to $79,576 for the nine-months ended January 31, 2011 from $7,477 in 2010.  The cash used in operating activities also increased due to an outflow from prepaid expenses of $9,810 compared to nil in 2010.  The effect of the increase in the net loss and prepaids was partially offset by an inflow of $8,131 from an increase in accounts payable and accrued liabilities for the current period while there was an outflow of $1,200 from the change in accounts payable and accrued liabilities in 2010.  For the nine-months ended January 31, 2011, cash received from financing activities was $80,000 from a bridge loan and $600 from an increase in the loan payable to a shareholder while in 2010 the Company received $6,800 from the shareholder loan.  Investing activities in 2011 consisted of $25,000 related to the Caldera property option payments while there were no investing activities in 2010.

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

On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan and on March 7, 2011 the Company received $30,000 from a private placement.  Even with funding from these two sources, current cash on hand is not sufficient for all of the Company’s commitments for the next twelve months.  The Company will need additional funding in to explore and develop its property.  We anticipate that the additional funding that we require will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We believe that debt financing will not be an alternative for funding any further phases in our exploration program.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing

Notwithstanding, we cannot be certain that the required additional financing will be available or available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance services or respond to competitive pressures.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $67,465 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended January 31, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended January 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls over Financial Reporting

During the most recently completed quarter ended January 31, 2011, the Company made use of a small number of administrative assistants and as a result, a limitation in the segregation of duties occurred.  This weakness has been reported by the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2011 the Company closed a private placement of 300,000 common shares at $0.10 per share for a total offering price of $30,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.   The private placement was fully subscribed to by one non-U.S. person. The proceeds from this financing will be used for working capital purposes.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

5(a) There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fiscal quarter ended January 31, 2011 has been disclosed.

5(b)           The Company does not have any procedures by which security holders can recommend nominees to the Board of Directors.

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

Date: March 14, 2011 DAKOTA GOLD CORP. By: /s/ Daulat Nijjar Daulat Nijjar President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)