Form 10-K
period 2011-04-30
Dakota Gold Corp
filed 2011-07-29
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

Commission file number: 333-143752

DAKOTA GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5859893
(State of incorporation)	(I.R.S. Employer Identification No.)

701 N. Green Valley Parkway, Suite 200
Henderson, Nevada, 89074
(Address of principal executive offices)

(702) 990-3256
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2010 was approximately $4,450.

The number of shares of the issuer’s common stock issued and outstanding as of July 29, 2011 was 345,999 shares.

Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Adularia. A potassium-rich alteration mineral – a form of orthoclase.

Ag. Elemental symbol for silver.

Air track holes. Drill hole constructed with a small portable drill rig using an air-driven hammer.

Au. Elemental symbol for gold.

Core holes. A hole in the ground that is left after the process where a hollow drill bit with diamond chip teeth is used to drill into the ground. The center of the hollow drill fills with the core of the rock that is being drilled into, and when the drill is extracted, a hole is left in the ground.

Felsic Tertiary Volcanic Rocks. Quartz-rich rocks derived from volcanoes and deposited between two and sixty-five million years ago.

Geochemical sampling. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. For example, arsenic may indicate the presence of gold.

Geologic mapping. Producing a plan and sectional map of the rock types, structure and alteration of a property.

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Leaching. Leaching is a cost effective process where ore is subjected to a chemical liquid that dissolves the mineral component from ore, and then the liquid is collected and the metals extracted from it.

Level(s), Main underground passage driven along a level course to afford access to stopes or workings and provide ventilation and a haulageway for removal of ore.

Magnetic lows. An occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Plug. A vertical pipe-like body of magma representing a volcanic vent similar to a dome.

Quartz Monzonite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

Quartz Stockworks. A multi-directional system of quartz veinlets.

RC holes. Short form for Reverse Circulation Drill holes. These are holes left after the process of Reverse Circulation Drilling.

Resource. An estimate of the total tons and grade of a mineral deposit defined by surface sampling, drilling and occasionally underground sampling of historic diggings when available.

Reverse circulation drilling. A less expensive form of drilling than coring that does not allow for the recovery of a tube or core of rock. The material is brought up from depth as a series of small chips of rock that are then bagged and sent in for analysis. This is a quicker and cheaper method of drilling, but does not give as much information about the underlying rocks.

Scoping Study. A detailed study of the various possible methods to mine a deposit.

Sedimentation. The process of deposition of a solid material from a state of suspension or solution in a fluid (usually air or water).

Silicic dome. A convex landform created by extruding quartz-rich volcanic rocks.

Stope(s). An excavation from which ore has been removed from sub-vertical openings above or below levels.

Tertiary. That portion of geologic time that includes abundant volcanism in the western U.S.

Trenching. A cost effective way of examining the structure and nature of mineral ores beneath gravel cover. It involves digging long usually shallow trenches in carefully selected areas to expose unweathered rock and allow sampling.

Tuffaceous. Pertaining to sediments which contain up to 50% tuff.

Volcanic center. Origin of major volcanic activity.

Volcanoclastic. Coarse, unsorted sedimentary rock formed from erosion of volcanic debris.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Dakota Gold Corp. (the “Company”, “Dakota”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I
Item 1.                      Description of Business.

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration stage and are undertaking one exploration program in Nevada.

History

Dakota Gold Corp. (the “Company”) is an exploration stage company. We were incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was initially established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the SEC.  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

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

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company at that time.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The name and domicile change became effective on November 26, 2010 and the Company is now a Nevada corporation.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. The Loan is due August 20, 2011.

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Company paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional $20,000 payment due under the Agreement.  The Agreement requires the Company to make $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.

On December 2, 2010 the Company’s Board of Directors adopted a resolution to split the Company’s stock.  The common stock of the Company was forward split on a 100:1 basis on the record date of December 16, 2010 and a payment date of December 17, 2010.

On March 25, 2011, the Company received a joint written consent in lieu of a meeting (the “Joint Written Consent”) from the members of the Board of Directors (the “Board”) and the holder of 197,500 (representing 57.1%) of the issued and outstanding shares of our common stock (the “Majority Stockholder”). The Joint Written Consent adopted resolutions which authorized the Company to act on a proposal to effect a reverse stock split on the issued and outstanding shares of common stock of the Company at a ratio of 1 new post reverse split common stock for each 100 outstanding pre reverse split common stock of the Company.  On June 16, 2011 the reverse split was completed.

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is gold. We are an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing property, the purchase of property where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option, and are in the early stages of exploring this property. There has been no indication as yet that any commercially viable mineral deposits exist on our property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of natural resources, human health and the environment. We will be required to conduct all exploration activities in accordance with all applicable laws and regulations. These may include requiring working permits for any exploration work that results in physical disturbances to the land and locating claims, posting claims and reporting work performed on the mineral claims. The laws and regulations may tell us how and where we can explore for natural resources, as well as environmental matters relating to exploration and development. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we do anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our sole officer and two directors provide planning and organizational services for us on a part-time basis.

Subsidiaries

We do not have any subsidiaries and we are not part of a group.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1. We require additional funds to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

Based upon current plans we expect to incur operating losses in future periods. This will happen because there are expenses associated with the acquisition and exploration of our natural resource property. We expect to require approximately $137,000 to fund operations to April 30, 2012.  Current cash on hand is not sufficient to fund our operating needs to April 30, 2012 and we will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations in the future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current exploration in Nevada, and as a result, could require us to diminish or suspend our operations and possibly cease our existence. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and silver and copper. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

2. If we do not complete the required option payments and capital expenditure requirements mandated in our agreement with the owners of the Caldera Property we will lose our interest in our property and our business may fail.

If we do not make all of the property payments under the Caldera Property Option Agreement or incur the required expenditures in accordance with the property option agreement we will lose our option to acquire the property for which we have not made the payments and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the property.

3. Because one of our Directors works for other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire or explore our property, or to run our business.

One of our Directors, Jim Poulter, works as a contract geologist for other mining and mineral exploration companies.  Due to time demands placed on Mr. Poulter, and due to the competitive nature of the exploration business, the potential exists for conflicts of interest to occur from time to time that could adversely affect our ability to conduct our business. Mr. Poulter’s employment with other entities limits the amount of time he can dedicate to us as a director. Also, he may have a conflict of interest in helping us identify and obtain the rights to mineral properties his other employers may also be considering the same properties. To mitigate these risks, we work with several geologists in order to ensure that we are not overly reliant on any one of our Directors to provide us with geological services.  However, we cannot be certain that a conflict of interest will not arise in the future.  To date, there have not been any conflicts of interest between any of our Directors or Officers and the Company.

4. Because of the speculative nature of exploration and development, there is a substantial risk that our business will fail.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

5. Because we have not commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business.

We are in the initial stages of exploration of our mineral claims and thus have no way to evaluate the likelihood that we will be able to operate our business successfully. To date have been involved primarily in organizational activities, and the acquisition and exploration of the mineral claims. We have not earned any revenues as of the date of this report.

6. Because of the unique difficulties and uncertainties inherent in mineral exploration and the mining business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by early-stage mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

In addition, the search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

7. Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. Therefore, we expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

8. Because access to our mineral claims is restricted by inclement weather we may be delayed in our exploration.

Access to our mineral property is restricted through some of the year due to weather in the local area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our results of operations.

9. Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Nijjar, our sole officer, has a variety of business interests.  As a result of his duties and responsibilities with the other businesses Mr. Nijjar provides his management services to a number of companies. Because we are in the early stages of our business, Mr. Nijjar will not be spending all of his time working for the Company. Mr. Nijjar will expend enough time to oversee the work programs that may be approved by the Company.  Later, if the demands of our business require additional time from Mr. Nijjar, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Nijjar to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Nijjar’s other interests increase. Competing demands on Mr. Nijjar’s time may lead to a divergence between his interests and the interests of our shareholders.

10. As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration programs

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the federal, state and local laws of the United States and Nevada as we carry out our exploration programs. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration programs.

11.  Our auditors’ opinion on our April 30, 2011 and 2010 financial statements includes an explanatory paragraph in respect of there being substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $71,341 from August 1, 2010 (inception of the exploration stage) to April 30, 2011.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  We anticipate generating losses for at least the next 12 months.  Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern.  We will need to obtain additional funds in the future.  Our plans to deal with this cash requirement include loans from existing shareholders, raising additional capital from the public or private sale of equity or entering into a strategic arrangement with a third party.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in our company.

12. Our principal shareholder who is also a director and our sole officer owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our sole officer owns approximately 57.1% our outstanding common stock. As a result he has the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, our sole executive officer is able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, it is possible for our sole executive officer to modify his share purchase agreement such that he could force the repurchase of his shares and remain on the board.  Also, sales of significant amounts of shares held by our sole executive officer, or the prospect of these sales, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

RISKS RELATING TO OUR COMMON SHARES

13.	We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 common shares, of which 345,999 shares are issued and outstanding.  The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing shareholders. We may value any common shares issued in the future on an arbitrary basis.  The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common shares.

14.
Our common shares are subject to the "Penny Stock" Rules of the SEC and we have no established market for our securities, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15.	Because we do not intend to pay any cash dividends on our common shares, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common shares in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Property.

We do not own any real property. We currently maintain corporate office space at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 pursuant to a one-year lease for $249 per month.  Management believes that our office space is suitable for our current needs.

In the following discussion relating to our interests in real property, there are references to “patented” mining claims and “unpatented” mining claims. A patented mining claim is one for which the U.S. government has passed its title to the claimant, giving that person title to the land as well as the minerals and other resources above and below the surface. The patented claim is then treated like any other private land and is subject to local property taxes. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If one purchases an unpatented mining claim that is later declared invalid by the U.S. government, one could be evicted.

Map of our Caldera Property located in Nevada.

TOPO! map printed on 07/18/11 from "Untitled.tpo"

Caldera Property
NEVADA
CALIFORNIA
Reno
Sparks
Carson City
Fallon
Hawthorne
Mina
Luning
Gabbs
Ione
Round Mountain
Manhattan
Tonopah
Goldfield
Austin
Silver Peak
Coaldale
Basalt
Bishop
Big Pine
Lone Pine
Fresno
Visalia
Tulare
Walker Lake
Mono Lake
Lake Tahoe
Shoshone Mts.
Toiyabe Range
Toquima Range
Big Smoky Valley
Gabbs Valley Ra.
Excelsior Mts.
White Mountains
Inyo Mountains
YOSEMITE NATIONAL PARK
KINGS CANYON NATIONAL PARK
SEQUOIA NAT. PARK
DEATH VALLEY NATIONAL
NAD27 Zone 11S
TN/MN 14°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Caldera Property

Acquisition of Interest

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

Description and Location of the Caldera Property

The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims. The property is located in northwestern Nye County in west-central Nevada, approximately 130 miles (210 kilometers) southeast of Carson City and approximately 41 airline miles (66 kilometers) north-northwest of the Nye County seat at Tonopah, Nevada.

The easiest access to the property is from Tonopah, traveling northwest via U.S. Highway 6 and the county "Pole Line" road for a distance of 32 miles (51 kilometers), then north 4 miles (6.4 kilometers) via a BLM-marked gravel road to the Cloverdale Ranch. From there a gravel road trends north and west along the foothills of the Shoshone Range for about 6 miles (10 kilometers). At this point, a dirt road goes mainly east for about 3 miles (5 kilometers) to the center of the property.

Exploration History of the Caldera Property

Modern exploration in the area was prompted by the increased gold prices of the early 1980's. During the last 25 years, various portions of the project area have been held in unpatented mining claims by numerous individuals and companies. BLM records indicate that the following groups held claims in the district: Amselco (1984 to 1985), Exxon (1985 to 1986), Battle Mountain Gold (1987 to 1988), Great Basin Exploration (1984 to 1995), Noranda (1986 to 89), Western Mining (1992), Homestake (1995 to 97), and Glamis Gold/Rayrock (1997 to 2001). Amselco, Exxon, Battle Mountain Gold, Glamis Gold, and Western Mining explored on the western portion of the project. Homestake has worked both the western and eastern portion of the project area, but that data are not available.

Palladon Ventures Ltd. (“Palladon”) entered into an option agreement May 7, 2004. with Genesis Gold, which included assuming an underlying agreement between Genesis Gold and the Rosta claims holders. Palladon performed work consisting of geological mapping, geochemical sampling and a drilling program consisting of approximately 24 shallow holes (CD series) on the Caldera Property. The claims reverted back to Genesis Gold in 2009.

Battle Mountain Gold held an area of about 40 claims covering the western part of the project area up to the crest of the Shoshone Range. Battle Mountain conducted detailed geologic mapping, rock and soil geochemical sampling, and a drilling program of 17 mostly shallow reverse circulation drill holes (GKL series). Western Mining Company concentrated their exploration in an area southeast of the Golden King Mine. In this area of northwest-trending veins, dikes, and replacements, Western Mining drilled 4 shallow angle reverse circulation holes (CLV series). Glamis Gold completed general mapping of the majority of the project area with detailed mapping in three areas. Glamis also conducted rock sampling, soil sapling in two grids on the west side of the property, and completed 21 drill holes (GW series).

Geology of the Caldera Property

Regionally, Northern Nye County, that part of the county north of 38° N. latitude, covers an area of nearly 11,000 square miles (28,490 square kilometers) in central Nevada, a region characterized by alternate north-trending bedrock ranges and alluvial valleys. Pre-Tertiary rocks of diverse lithologies crop out across the region. Paleozoic marine sediment predominate in the east and central parts of northern Nye County, and late Paleozoic and Mesozoic marine sedimentary strata interbedded with metavolcanic rocks occur in the far western part of the region. Most of the Paleozoic rocks change in facies from east to west, grading from a mainly carbonate platform assemblage westward to a mixed carbonate-shale transitional assemblage. A volcanic-detrital assemblage with near-shore elements dominates the late Paleozoic and Mesozoic sections in the extreme western part of northern Nye County, and is possibly of island-arc or back-arc basin origin.

Basin and Range normal faults, which generally strike north to northeast, represent the latest stage of significant structural development in the region and formed the present topography. These normal faults were likely initiated in the Middle Miocene, had major movement in the Pliocene, and have been recurrently active to the present. Uplift of the ranges during this tectonic event may have locally generated gravity slides and low-angle faults that put pre-Tertiary bedrock on Tertiary and Quaternary deposits.

The Caldera Property is located in the southern Shoshone Range, a north-south trending range located in west-central Nevada in the southwest portion of the Great Basin. The southern Shoshone Range is comprised mainly of Tertiary volcanic units extruded from several different volcanic centers and calderas in the vicinity. The property lies near the inferred margin of one of these calderas, the Peavine caldera.

Geologic structure in the Cloverdale district can only be determined primarily from the Tertiary onward because pre-Tertiary exposures are very limited. Presumably, the concealed pre-Tertiary structure is somewhat similar to that observed in the Jett and Twin River districts on the other (east) side of the Toiyabe Range, 16 and 28 miles (26 and 45 kilometers) to the east and northeast of the Cloverdale district.  The relation of Tertiary rhyolite dikes to the pre-Tertiary strata are notable. However, the dikes cutting the Pablo Formation generally trend west, whereas the few dikes mapped in the Dunlap Formation are more irregular in trend and shape. The differences may reflect different stress fields caused by the Sonoma and Nevadan Orogenies.

Generally, the Tertiary rocks are gently tilted westward or are nearly flat lying. Very steep dips are localized and commonly associated with Basin and Range-type faults. The axis of a north-trending open synclinal fold affecting the Toiyabe Quartz Latite is approximately coincident with Indian Valley. There may be a causative relationship between this fold axis, the coincident form of Indian Valley, and the young basalt flows, remnants of which rest on a tilted and uplifted erosion surface according

The Caldera property area represents a window through younger post-mineral volcanics that exposes various mid-Tertiary felsic welded tuffs, subvolcanic intrusives, and minor units of volcano-clastic sediments. The general dip of the volcanic units in the project area is to the west.
Mapping has provided the most detail on local project geology and has distinguished three major igneous units, two pre-mineral and one post-mineral.

Gold mineralization on the Caldera property is related to stockwork quartz-adulana veining and diffuse dissemination as irregular replacements of silica. Mineralization and alteration, including silicification, argillization, and bleaching, cover about a 3.5-square mile (9-square kilometer) area. Open space filling by late crystalline and drussy quartz, as well as abundant jarositic staining, are common at most mineralized sites and prospects. Specific controls of gold mineralization are indistinct and not well understood at the present time.

Although no coherent bodies of gold mineralization have yet been defined in the project area, based on rock chip sampling from previous exploration companies and Genesis Gold, local areas of the property have been shown to contain mineralization.  The style of gold mineralization on the Caldera property is that typical of an epithermal volcanic-hosted precious metal system. Gold and silver are dominant in this type of system and generally occur in narrow veins and diffuse replacements in silicified zones. Potential mineral deposits at Caldera would most likely be similar to other epithermal deposits in the vicinity.

Current State of Exploration

The Caldera claims presently do not have any mineral resources or reserves. The property that is the subject of our mineral claims is undeveloped and does not contain any open-pits.  No reported historic production is noted for the property.  There is no mining plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.  Although drill holes are present within the property boundary, there is no drilled resource on our claims.

Geological Exploration Program

Dakota has not yet undertaken any exploration on the Caldera Property.  However, the Company has requested from its contractors that a 24-month budget be submitted to the Company.  It is expected that the exploration undertaken on the Caldera in 2011 will relate to identifying potential drill targets and the preparation of an application to drill in 2012.  The Company’s Board of Directors has not yet approved a budget.

Item 3.                      Legal Proceedings.

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

Item 4.                       (Removed and Reserved)

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder
Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the Financial Industry Regulatory Authority Over The Counter Bulletin Board (“OTCBB”) under the symbol “DAKOD.” The OTCBB does not have any quantitative or qualitative standards such as those required for companies listed on Nasdaq.  The following table sets forth the range of quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending April 30, 2011 and April 30, 2010:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2011	Fourth Quarter	$0.25	$0.20
	Third Quarter	$0.25	$0.03
	Second Quarter	-	-
	First Quarter	$0.003	$0.003
2010	Fourth Quarter	-	-
	Third Quarter	-	-
	Second Quarter	-	-
	First Quarter	-	-

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

On July 29, 2011, there were approximately thirty-eight holders of record of the Company’s common stock.

Dividends.

The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants or Options.

The Company does not have any warrants outstanding and the Company has not yet adopted a stock option plan.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource property. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By optioning or selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have in Nevada contains commercially exploitable reserves.  Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected geological formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted exploration on the property but we have initiated the development of a budget that is expected to include mapping, sampling, surveying and drilling on our property over the next 24 months. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending April 30, 2012, our objective is to continue to explore the property subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $137,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office. In order to develop its properties, the Company will need to obtain additional financing.  Management plans to seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping the staff compliment, which currently consists of our two directors and one officer, at a minimum to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We do not anticipate any equipment purchases in the twelve months ending April 30, 2012.

The following is an overview of the project work to date, as well as anticipated work for the next twelve months. Specific dates when work will begin, and how long it will take to complete each step is subject to change due to the variables of weather, availability of work crews for a particular type of work, and the results of work that is planned, the outcome of which will determine what the next step on that project will be.

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Registrant paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional $20,000 payment due under the Agreement.  As a result of the Caldera property not containing any known resource, the Company has written down the $25,000 in property option payments in the statement of operations and comprehensive loss at April 30, 2011. The Agreement requires the Company to make $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.

Dakota has not yet undertaken any exploration on the Caldera Property.  However, the Company has requested from its contractors that a 24-month budget be submitted to the Company.  It is expected that the exploration undertaken on the Caldera in 2011 will relate to identifying potential drill targets and the preparation of an application to drill in 2012.  The Company’s Board of Directors has not yet approved a budget.

Results of Operations

We did not earn any revenues during the year ended April 30, 2011 but recognized $2,800 for edgarization fees from the Company’s previous business for the year ended April 30, 2010.  In November 2010, the Company changed its business to mineral exploration and is now in the exploration stage.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended April 30, 2011 we had a net loss of $83,452 compared to a net loss of $11,885 in the corresponding period in 2010.  The increase in the net loss was largely due to an aggregate $25,000 in property option payments made under the Caldera Property Option Agreement for the year ended April 30, 2011.  The payments were written down due to the Caldera Property containing no known resource.  The current net loss was also higher due to general and administrative expenses increasing to $47,784 in 2011 compared to $14,369 in 2010.  The increase was largely due to professional fees relating to legal and accounting incurred as part of our change in name, domicile and business and due to higher administrative expenses associated with setting up a new office.  The Company also incurred $6,944 in mineral property exploration expenditures for the year ended April 30, 2011 as the Company began planning its exploration program. Also, during the year ended April 30, 2011 we incurred $2,773 in interest expense relating to the bridge loan.  There were no mineral property or interest expenses incurred during the year ended April 30, 2010.

Liquidity and capital resources

We had cash of $23,270 and working capital of ($51,577) as of April 30, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$81,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended April 30, 2011 was $62,654 compared to $10,269 during the year ended April 30, 2010.  A significant portion of the increase was due to an increase in the net loss to $83,452 for 2011 from $11,885 in 2010.  The cash used in operating activities also increased due to an outflow from prepaid expenses of $8,286 compared to nil in 2010.   For the year ended April 30, 2011, cash received from financing activities was $80,000 from a bridge loan, $30,000 from a private placement, and $600 from an increase in the loan payable to a shareholder while in 2010 the Company received $8,800 from the shareholder loan.  Investing activities in 2011 consisted of $25,000 related to the Caldera property option payments while there were no investing activities in 2010.

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  In addition to the loan and accrued interest being due, the Company expects to incur $137,000 in expenses.  The funds in our treasury are not sufficient to meet all of our planned activities. In order to develop its properties and meet its obligations, the Company will need to obtain additional financing.  Management plans to seek additional capital through private placements and public offerings of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $71,341 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2011, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through the sale of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about our ability to continue as a going concern. Accordingly, our independent auditors included an explanatory paragraph in their report on the April 30, 2011  financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                Financial Statements.

The financial statements are set forth immediately preceding the signature page.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2011, being the date of the Company’s most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, Mr. Daulat Nijjar. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2011 the Company’s internal control over financial reporting was effective based upon the COSO criteria.
Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Directors and Officers.

All directors of our Company hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Daulat Nijjar	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, Secretary and Director	64	July 8, 2010
Jim Poulter	Director	63	August 13, 2010

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Daulat Nijjar is an accomplished businessman who owned and operated an Ace Hardware Store from 1992 to 2001.  Since the sale of his business Mr. Nijjar has been self-employed and engaging in real estate development.   Mr. Nijjar was appointed to the Board of Directors as he is the Company’s controlling shareholder and due to his previous business experience.

Jim Poulter is a licensed and certified professional geologist with over 40 years of exploration experience.  From 2005 to present he has worked as consultant for several junior exploration companies with a focus on Mexico and Arizona.  In addition, since 2005 he has served as the Exploration Manager for Zaruma Resources Inc. (formerly Laminco Resources Inc.).  He obtained a Bachelor of Science degree in geology from the University of Idaho in 1971.  He is a Licensed Professional Geologist in the State of Wyoming.  In addition he is a Certified Professional Geologist with the American Institute of Professional Geologists and a member of the Society of Economic Geologists. He was appointed to the Company’s Board of Directors as he is a geologist with decades of industry experience.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described in Section 10 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

Code of Ethics.

The Company has not adopted a Code of Ethics, as defined by SEC rules that applies to the Company's Chief Executive Officer and Chief Financial Officer, and Secretary (its principal executive officer and principal accounting and financial officer). The Company has not adopted such a Code of Ethics because of the small size and limited resources of the Company, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Changes to Procedures for Recommendations of Director Nominees.

During the fiscal year ended April 30, 2011, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation.

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2011 or 2010.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Daulat Nijjar	2011	0	0	0	0	0	0	0	0
President, Chief Executive Officer	2010	0	0	0	0	0	0	0	0

Toni Eldred Former President and Chief Executive Officer (1)	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
From inception until July 8, 2010, Toni A. Eldred was the majority owner and President of the Company. On July 8, 2010, Ms. Eldred entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company (the “Purchased Shares”) to Daulat Nijjar. Effective as of July 8, 2010, in connection with the disposition of the Purchased Shares Toni Eldred resigned from her positions as the President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company and the Board of Directors of the Company elected Daulat Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.   Effective as of August 13, 2010 Ms. Toni Eldred resigned as a member of the Board of Directors of the Company.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2011.

Compensation of Directors

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Daulat Nijjar	2011	0	0	0	0	0	0	0
Jim Poulter	2011	4,250	0	0	0	0	0	4,250
Alex Long (1)	2011	0	0	0	0	0	0	0
Nanuk Warman (2)	2011	0	0	0	0	0	0	0

(1)	Effective July 5, 2010 Alex Long resigned as a Director of the Company.
(2)	Effective June 30, 2010 Nanuk Warman resigned as a Director of the Company.

The Company pays Jim Poulter $500 per month to serve on the Board of Directors.  Payments commence effective the date of appointment and continue as long as the individual remains a member of the Board of Directors.  During the twelve months ended April 30, 2011 the Company paid Mr. Poulter $4,250.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.

The following table lists, as of July 29, 2011, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 345,999 shares of Common Stock which are issued and outstanding as of July 29, 2011.  Unless indicated otherwise, all addresses below are c/o Dakota Gold Corp., 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Daulat Nijjar	197,500	57.1%
Jim Poulter	0	0
Directors and Officers as a Group (3 individuals)	197,500	57.1%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Effective August 13, 2010, the Company began paying Jim Poulter $500 per month to serve on its Board of Directors.  The payments shall continue as long as Mr. Poulter remains a member of the Company’s Board of Directors.  The total amount paid for the year ended April 30, 2011 was $4,250.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, Randall Drake, CPA, for the fiscal years ending April 30, 2011 and 2010 are set forth below:

	Fiscal year ending April 30, 2011	Fiscal year ending April 30, 2010
Audit Fees	$4,500	$4,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of April 30, 2011, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits.

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
10.1	Bridge Loan Agreement dated August 20, 2010 (3)
10.2	Caldera Property Option Agreement, dated September 10, 2010, by and between Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation and Coastline Corporate Services, Inc. (4)
10.3	Form of Regulation S Subscription Agreement
10.4	Service Agreement dated August 13, 2010 by and between Jim Poulter and Dakota Gold Corp.
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

(1)Incorporated herein by reference to Exhibit 3.1 to Registration Statement, filed with the Securities and Exchange Commission on June 14, 2007, file no. 333-143752
(2) Incorporated herein by reference to  Exhibit 3.2 to Registration Statement, filed with the Securities and Exchange Commission on June 14 2007 file no. 333-143752
(3) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2010.
(4) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 13, 2010.

DAKOTA GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2011 and 2010

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2011 and 2010	F - 2

Statements of Operations for the
Years Ended April 30, 2011 and 2010 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2011	F - 3

Statement of Stockholders’ Equity
Since October 27, 2006 (inception) to April 30, 2011	F - 4

Statements of Cash Flows for the
Years Ended April 30, 2011 and 2010 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2011	F – 6

Notes to Financial Statements	F - 7

Randall N. Drake, CPA, P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863

Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Dakota Gold Corp.

We have audited the accompanying balance sheets of Dakota Gold Corp. as of April 30, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years ended April 30, 2011 and 2010 and for the period beginning August 10, 2010 (beginning of exploration stage) through April 30, 2011. Dakota Gold Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Gold Corp. as of April 30, 2011 and 2010, and the results of its operations and its cash flows for each of the two years ended April 30, 2011 and 2010 and the period beginning August 10, 2010 (beginning of exploration period) through April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Randall N. Drake, CPA, P.A.

Randall N. Drake, CPA, P.A.
Clearwater, FL 33760
July 29, 2011

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2011	2010
ASSETS
Current Assets
Cash	$23,270	$324
Prepaid expenses	8,286	—
Total Current Assets	31,556	324

Property and Equipment, net (note 5)	—	951

Total Assets	$31,556	$1,275

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Liabilities	$360	$—
Bridge Loan and Accrued Interest Payable (note 6)	82,773	—
Loan Payable – Shareholder (note 7)	—	8,800

Total Current Liabilities	83,133	8,800

Stockholders’ Equity (Deficit)
Common Stock, Par Value $.001
Authorized 100,000,000 shares,
Issued 345,999 shares at
April 30, 2011 (April 30, 2010 – 792,999)	346	793
Paid-In Capital	106,704	66,857
Accumulated deficit	(87,286)	(75,175)
Deficit Accumulated Since Inception of Exploration Stage	(71,341)	—

Total Stockholders’ Equity (Deficit)	(51,577)	(7,525)

Total Liabilities and Stockholders’ Equity (Deficit)	$31,556	$1,275

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		Cumulative
		Since
		August 1, 2010
For the Year Ended		Inception of
April 30,		Exploration
2011	2010	Stage
Revenues	$—	$2,800	$—
Cost of Revenues	—	—	—

Gross Margin	—	2,800	—

Expenses
Mineral Property Exploration Expenditures	6,944	—	6,944
General and Administrative	47,784	14,369	35,752
Depreciation	79	316	—

Net Loss from Operations	(54,807)	(11,885)	(42,696)

Other Income (Expense)
Write-down of property and equipment	(872)	—	(872)
Interest expense	(2,773)	—	(2,773)

Net Other Income (Expense)	(3,645)	—	(3,645)

Write-down of Mineral Property Acquisition Payments (note 4)	(25,000)	—	(25,000)

Net Loss	$(83,452)	$(11,885)	$(71,341)

Basic and Diluted Loss Per Share	$(0.18)	$(0.01)

Weighted Average Shares Outstanding (1)	476,635	792,999

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit	Deficit
				Accumulated	Accumulated
				Prior to	During
	Common Stock		Paid-In	Exploration	Exploration
	Shares (1)	$	Capital	Stage	Stage	Total
Balance at October 27, 2006 (inception)	—	$—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.001 per share, October 2006	600,000	600	10,400	—	—	11,000

Common stock issued for cash
November 2006 at $.20 per share	12,500	12	2,488	—	—	2,500
March 2007 at $.30 per share	129,999	130	38,870	—	—	39,000
April 2007 at $.30 per share	20,500	21	6,129	—	—	6,150
Common stock issued for services rendered through April 30, 2007 at $0.30 per share	30,000	0	8,970	—	—	9,000

Net Loss	—	—	—	(27,586)	—	(27,586)

Balance April 30, 2007	792,999	793	66,857	(27,586)	—	40,064

Net Loss	—	—	—	(18,733)	—	(18,733)

Balance April 30, 2008	792,999	793	66,857	(46,319)	—	21,331

Net Loss	—	—	—	(16,971)	—	(16,971)

Balance April 30, 2009	792,999	793	66,857	(63,290)	—	4,360

Net Loss	—	—	—	(11,885)	—	(11,885)

Balance April 30, 2010	792,999	793	66,857	(75,175)	—	7,525

Contribution from a shareholder	—	—	9,400	—	—	9,400
Shares returned for cancellation – Aug 16, 2010	(450,000)	(450)	450	—	—	—

Common Stock Issued to private investors At $0.10 per share, March 2, 2010	3,000	3	29,997	—	—	30,000
Net Loss	—	—	—	(12,111)	(71,341)	(83,452)
Balance April 30, 2011	345,999	$346	$106,704	$(87,286)	$(71,341)	$(51,577)

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			August 1 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(83,452)	$(11,885)	$(71,341)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	872	—	872
Depreciation	79	316	—
Write-down of Mineral Property Acquisition Cost	25,000	—	25,000
Accrued interest	2,773	—	2,773
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	—	1,300	—
(Increase) Decrease in Prepaid Expenses	(8,286)	—	(8,286)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	360	—	(10,853)

Net Cash Used in Operating Activities	(62,654)	(10,269)	(61,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(25,000)	—	(25,000)
Net Cash Used in Investing Activities	(25,000)	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	30,000	—	30,000
Proceeds from Bridge Loan Payable	80,000	—	80,000
Proceeds from Loan Payable – Shareholder	600	8,800	—

Net Cash Provided by Financing Activities	110,600	8,800	110,000

Net Increase in Cash and Cash Equivalents	22,946	(1,469)	23,165
Cash and Cash Equivalents – Beginning of Year	324	1,793	105
Cash and Cash Equivalents – End of Year	$23,720	$324	$23,720

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			August 1, 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2011	2010	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder (note 7)	$9,400	$—	$9,400

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Dakota Gold Corp. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.

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

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company at that time.

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

On March 25, 2011, the Company received a joint written consent in lieu of a meeting (the “Joint Written Consent”) from the members of the Board of Directors (the “Board”) and the holder of 197,500 (representing 57.1%) of the issued and outstanding shares of our common stock (the “Majority Stockholder”). The Joint Written Consent adopted resolutions which authorized the Company to act on a proposal to effect a reverse stock split on the issued and outstanding shares of common stock of the Company at a ratio of 1 new post reverse split common stock for each 100 outstanding pre reverse split common stock of the Company.  On June 16, 2011 the reverse split was completed.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company has no products or services as of April 30, 2011.  The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).  The SEC’s Electronic Data Gathering, Analysis, and Retrieval system (“EDGAR”) performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC. The primary emphasis was on converting a Company’s Word, WordPerfect or other type of word processed documents to ASCII, Legacy or HTML format suitable for filing with EDGAR.  The Company was unable to continue on in its original business plan and subsequent to the change of control the Company became a mineral resource exploration company and will continue to seek opportunities in this field.  The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company has one property under option in Nevada.  The property does not have any known resources or reserves.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $71,341 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2011.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan and on March 2, 2011 the Company received $30,000 from a private placement.  The funds from these two sources are not sufficient to fund the Company’s operations for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended April 30, 2010 to conform to accounting and financial statement presentation for the year ended April 30, 2011.

Foreign Currency

The Company’s functional currency is the U.S. dollar and to date has undertaken the majority of its transactions in U.S. dollars. Any transaction gains and losses that may take place will be included in the statement of operations as they occur.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with one financial institution in the form of a demand deposit.

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2011 the company does not have any outstanding common stock options or warrants.

Comprehensive Income

The Company has adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

Property Holding Costs

Holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. These costs include security and maintenance expenses, lease and claim fees payments, and environmental monitoring and reporting costs.

Exploration and Development Costs

Mineral property interests include optioned and acquired mineral development and exploration stage properties. The amount capitalized related to a mineral property interest represents its fair value at the time it was optioned or acquired, either as an individual asset or as a part of a business combination. The value of such assets is primarily driven by the nature and amount of mineralized material believed to be contained in such properties. Exploration costs are expensed as incurred and development costs are capitalized if proven and probable reserves exist and the property is a commercially minable property. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are capitalized. Costs incurred to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mineral interests costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2011.

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities;

•
Level two — inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

New Accounting Pronouncements

ASU No. 2010-06

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820-10), Improving Disclosures About Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Level 1, 2, and 3.  The standard adds new disclosure and clarifies existing disclosure requirements.  The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end.  The provisions of the new standard are effective for the interim periods ending after June 15, 2009.  The adoption of ASU 2010-06 has been reflected in Company’s financial statements.

NOTE 4 – MINERAL PROPERTY INTERESTS

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Company paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional payment of $20,000 under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down its $25,000 in property option payments in the statement of operations at April 30, 2011.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment, as of April 30 consists of:
	2011	2010
Property and Equipment	-	1,584
Accumulated Depreciation	-	(632)
Property and Equipment, net	-	951

During the year ended April 30, 2011 the Company wrote down its property and equipment to nil.  A loss of $872 has been recorded in the Statement of Operations at April 30, 2011. Depreciation expense of $79 was recorded prior to the write-down.  Depreciation expense was $316 for the year ended April 30, 2010.

NOTE 6 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. Interest expense of $2,773 has been accrued for the period from August 20, 2010 to April 30, 2011.

NOTE 7 – LOAN PAYABLE - SHAREHOLDER

A loan from a former shareholder was increased as a result of the shareholder lending the Company an additional $600.  As of April 30, 2011 the shareholder had forgiven the entire balance of $9,400 resulting in no outstanding balance at April 30, 2010.  The loan was non-interest bearing.

NOTE 8 - COMMON STOCK TRANSACTIONS

On March 2, 2011 the Company closed a private placement of 3,000 common shares at $10 per share for a total offering price of $30,000.  The common shares were offered by the Company pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

NOTE 9 - STOCK SPLITS

On March 25, 2011, the Company received a joint written consent in lieu of a meeting (the “Joint Written Consent”) from the members of the Board of Directors (the “Board”) and the holder of 197,500 (representing 57.1%) of the issued and outstanding shares of our common stock (the “Majority Stockholder”). The Joint Written Consent adopted resolutions which authorized the Company to act on a proposal to effect a reverse stock split on the issued and outstanding shares of common stock of the Company at a ratio of 1 new post reverse split common stock for each 100 outstanding pre reverse split common stock of the Company.  On June 16, 2011 the reverse split was completed.

NOTE 10 – SHARE CANCELLATION

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company at that time.

NOTE 11 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2011	2010
Non-capital losses carried forward	53,900	24,800
Less: valuation allowance	(53,900)	(24,800)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2010 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2011	2010
Computed expected tax benefit	28,400	4,000
Change in valuation allowance	(28,400)	(4,000)
Income tax provision	-	-

As of April 30, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $158,627 (2010 - $72,975) which begin expiring in 2027.

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  The total amount paid for the year ended April 30, 2011 was $4,250 (2010 - $0).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

On July 1, 2010 the Company began leasing its shared office space for one year at a rate of $249 per month.  It is expected that the Company will renew its office lease for another year commencing August 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GOLD CORP.

Dated: July 29, 2011	By: /s/ Daulat Nijjar
Name: Daulat Nijjar
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Daulat Nijjar Daulat Nijjar	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 29, 2011

/s/ Jim Poulter Jim Poulter	Director	July 29, 2011