Form 10-Q
period 2011-07-31
Dakota Gold Corp
filed 2011-09-14
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 333-143752

DAKOTA GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5859893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074
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
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,999 shares of common stock, $0.001 par value, issued and outstanding as of September 14, 2011.

Item 1.  Financial Statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$4,387	$23,270
Prepaid Expenses	3,516	8,286

Total Current Assets	7,903	31,556

Total Assets	$7,903	$31,556

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$2,775	$360
Bridge Loan and Accrued Interest Payable (note 4)	83,781	82,773

Total Current Liabilities	86,556	83,133

Stockholders' (Deficit) Equity
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
345,999 shares issued and outstanding at July 31, 2011
(April 30, 2011 – 345,999)	346	346
Additional Paid-In Capital	106,704	106,704
Accumulated Deficit	(87,286)	(87,286)
Deficit Accumulated During the Exploration Stage	(98,417)	(71,341)

Total Stockholders' (Deficit) Equity	(78,653)	(51,577)

Total Liabilities and Stockholders' Equity	$7,903	$31,556

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			August 1, 2010
	For the Three Months Ended		Inception of
	July 31,		Exploration
	2011	2010	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	14,642	—	21,586
General and Administrative	11,426	12,032	47,178
Depreciation	—	79	—

Net Loss from Operations	(26,068)	(12,111)	(68,764)

Other Income (Expense)
Write-down of property and equipment	—	—	(872)
Interest expense	(1,008)	—	(3,781)

Net Other Income (Expense)	(1,008)	—	(4,653)

Write-down of Mineral Property Acquisition Payments	—	—	(25,000)

Net Loss	$(27,076)	$(12,111)	$(98,417)

Basic and Diluted Loss Per Share	$(0.08)	$(0.02)

Weighted Average Shares Outstanding (1)	345,999	792,299

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Three Months Ended July 31		Inception of the
			Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,076)	$(12,111)	$(98,417)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Write-down of Property and Equipment	—	—	872
Depreciation	—	79	—
Write-down of Mineral Property Acquisition Costs	—	—	25,000
Accrued Interest	1,008	—	3,781
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	4,770	—	(3,516)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,415	11,213	(8,438)

Net Cash Used in Operating Activities	(18,883)	(819)	(80,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	—	—	(25,000)
Net Cash Used in Investing Activities	—	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	—	—	80,000
Proceeds from loan	—	600	—
Proceeds from Sale of Common Stock	—	—	30,000

Net Cash Provided by Financing Activities	—	600	110,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(18,883)	(219)	4,282
Cash and Cash Equivalents
at Beginning of Period	23,270	324	105
Cash and Cash Equivalents
at End of Period	$4,387	$105	$4,387

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			August 1, 2010,
	For the Three Months Ended		Inception of
	July 31,	July 31,	the Exploration
	2011	2010	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Settlement of Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

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

On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Daulat Nijjar. In addition, Mr. Daulat Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Daulat Nijjar owning a total of 647,500 common shares, or at that time, 81.7% of the issued and outstanding common shares of the Company on a fully-diluted basis.  Effective as of July 8, in connection with the share acquisition, Mr. Daulat Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On August 16, 2010, Mr. Daulat Nijjar returned 450,000 common shares to the Company for cancellation.  Mr. Daulat Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,999 shares issued and outstanding; a number that Mr. Daulat Nijjar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Daulat Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,999 issued and outstanding common shares of the Company at that time.

On August 18, 2010, Mr. Daulat Nijjar, as the holder of 197,500, or at that time 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

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

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization (Continued)

Effective as of August 31, 2011 the Board of Directors of the Company elected Mr. Bobby Nijjar President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director of the Company.  Also effective as of August 31, 2011 Mr. Daulat Nijjar resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director of the Company.  Mr. Bobby Nijjar is the son of Mr. Daulat Nijjar.

Nature of Operations

The Company is currently engaging in the acquisition, exploration, and if warranted and feasible, development of natural resource properties.  The Company has one property under option in Nevada.  The property does not have any known resources or reserves.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three month period ended July 31, 2011 is not necessary indicative of results for the entire year ending April 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $98,417 for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2011.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On August 20, 2010 the Company received $80,000 in proceeds from a bridge loan and on March 7, 2011the Company received $30,000 from a private placement.  The funds from these two sources are not sufficient to fund the Company’s operations for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to the write-down of mineral property acquisition costs and accrued liabilities.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications

Certain reclassifications have been made in the financial statements for the period ended July 31, 2010 to conform to accounting and financial statement presentation for the year ended July 31, 2011.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2011 the company does not have any outstanding common stock options or warrants.

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

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

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

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

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

NOTE 2 – PROPERTY AND EQUIPMENT

During the fiscal year ended April 30, 2011 the Company wrote down its property and equipment to nil.  A loss of $872 has been recorded in the accumulated net loss from August 1, 2010 (inception of the exploration stage) to July 31, 2011.  Depreciation expense of $79 was recognized in the three-months ended July 31, 2010.

NOTE 3 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Under the Agreement, a total of $2,000,000 in property option payments and $200,000 in work expenditures must be paid or incurred by Company by September 1, 2024. Upon execution of the Agreement, the Company paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional property option payment of $20,000 under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down the aggregate $25,000 in property option payments in the statement of operations at April 30, 2011.

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
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2011 and 2010

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

NOTE 4 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. Interest expense of $1,088 has been accrued for the three-months ended July 31, 2011.

On August 20, 2011, the bridge loan in the original principal amount of $80,000 accruing interest at 5% per year was extended by the holder.  The original bridge loan which was due August 20, 2011 was renewed into a new loan of $84,000 bearing interest at 5% per year and being due on August 20, 2012.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2012 as long as the Company advises the lender of such intent to repay 15 days in advance.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  The total amount paid for the three months ended July 31, 2011 was $1,500.

NOTE 6 – SUBSEQUENT EVENTS

Share Issuance

On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Bobby Nijjar is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. As a result of such issuance, Mr. Bobby Nijjar owns 85.25% of the issued and outstanding shares of the Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Dakota Gold Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Operations

During the next twelve months our objective is to continue to explore the property subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $137,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office. In order to develop its property, the Company will need to obtain additional financing.  Management plans to seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

We continue to run our operations with the use of contract operators, and as such do not anticipate a change to our company staffing levels. We remain focused on keeping a minimal staff level, which currently consists of our two directors, one of which is also our sole executive officer, to conserve capital. We believe outsourcing of necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector is gold. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted exploration on the property but we have initiated the development of a budget that is expected to include mapping, sampling, and surveying on our property over the next 12 months. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Under the Agreement, a total of $2,000,000 in property option payments and $200,000 in work expenditures must be paid or incurred by Company by September 1, 2024. Upon execution of the Agreement, the Company paid the Property Owners $5,000 and on January 1, 2011 the Company made an additional property option payment of $20,000 under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down the aggregate $25,000 in property option payments in the statement of operations at April 30, 2011.

Dakota has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. It is anticipated that in 2011 the Company will undertake the steps necessary to prepare and submit the drill permit application and undertake the drill program in the summer of 2012. In the next twelve months the Company expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations (POO) for submission to the US Forest Service for approval.

Results of Operations

We did not earn any revenues during the three months ended July 31, 2011.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2011 we had a net loss of $27,076 compared to a net loss of 12,111 in the corresponding period in 2010.  The increase in the net loss was largely due to mineral property exploration expenses relating to the Caldera Property for the three-months ended July 31, 2011.   The Company incurred $14,642 in mineral property exploration expenditures in 2011 as the Company began planning its exploration program. Also, during the quarter ended July 31, 2011 we incurred $1,008 in accrued interest expense relating to a bridge loan in the principal amount of $80,000.  General and administrative expenses were consistent between 2011 and 2010.

Liquidity and Capital Resources

We had cash of $4,387 and negative working capital of $78,653 as of July 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$81,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three-months ended July 31, 2011 was $18,883 compared to $819 during the three months ended July 31, 2010.  A significant portion of the increase was due to an increase in the net loss to $27,076 for the three months ended July 31, 2011 from $12,111 in 2010.  Prepaid expense increased by $4,770 for the three months ended July 31, 2011 while in 2010 there was no change in prepaids.  Accounts payable and accrued liabilities resulted in an inflow of $2,415 in 2011 and $11,213 in 2010, respectively.  The cash from financing in 2010 was $600 from an increase in a shareholder loan while there were no financing activities in 2011.  There were no investing activities in either 2011 or 2010.

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

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $98,417 for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2011, and has no revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Bobby Nijjar is an officer and director of the Company and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering.

As a result of such issuance, Mr. Bobby Nijjar owns 85.25% of the issued and outstanding shares of the Company.
The proceeds from this financing will be used for working capital purposes.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other information.

None.
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

Date: September 14, 2011 DAKOTA GOLD CORP. By: /s/ Bobby Nijjar Bobby Nijjar President, Chief Executive Officer, Secretary and Treasurer (Principal Executive, Financial, and Accounting Officer)