Form 10-Q
period 2011-10-31
Dakota Gold Corp
filed 2011-12-15
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2011
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,998 shares of common stock, $0.001 par value, issued and outstanding as of December 14, 2011.

Item 1.  Financial Statements.
DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2011	2011
ASSETS
Current Assets
Cash	$55,793	$23,270
Prepaid Expenses	4,236	8,286

Total Current Assets	60,029	31,556

Total Assets	$60,029	$31,556

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$3,098	$360
Bridge Loan and Accrued Interest Payable (note 4)	84,829	82,773

Total Current Liabilities	87,927	83,133

Stockholders' (Deficit) Equity
Common Stock, Par Value $0.001 Authorized 100,000,000 shares, 2, 345,998 shares issued and outstanding at October 31, 2011 (April 30, 2011 – 345,998)	2,346	346
Additional Paid-In Capital	204,704	106,704
Accumulated Deficit	(87,286)	(87,286)
Deficit Accumulated During the Exploration Stage	(147,662)	(71,341)

Total Stockholders' (Deficit) Equity	(27,898)	(51,577)

Total Liabilities and Stockholders' Equity	$60,029	$31,556

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	For the Three Months		For the Six Months		Since
	Ended		Ended		August 1, 2010,
	October 31,		October 31,		Inception of
	2011	2010	2011	2010	Exploration Stage
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	17,336	3,062	31,978	3,062	38,922
General and Administrative	5,861	25,327	17,287	37,359	53,039
Depreciation	-	-	-	79	-
Total Expenses	23,197	28,389	49,265	40,500	91,961

Net Loss from Operations	(23,197)	(28,389)	(49,265)	(40,500)	(91,961)

Other Income (Expense)
Interest	(1,048)	(592)	(2,056)	(592)	(4,829)
Write-down of Property and Equipment	-	(872)	-	(872)	(872)
Net Other Income (Expense)	(1,048)	(1,464)	(2,056)	(1,464)	(5,701)

Write-down of Mineral Property Acquisition Payments	(25,000)	(5,000)	(25,000)	(5,000)	(50,000)

Net Loss	$(49,245)	$(34,853)	$(76,321)	$(46,964)	$(147,662)

Basic and Diluted Loss per Share	$(0.03)	$(0.08)	$(0.08)	$(0.08)

Weighted Average Shares Outstanding (1)	1,672,085	421,260	1,009,041	607,129

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
			Inception of the
	For the Six Months Ended October 31,		Exploration
	2011	2010	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(76,321)	$(46,964)	$(147,662)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write-down of Property and Equipment	—	872	872
Depreciation	—	79	—
Write-down of Mineral Property Acquisition Costs	25,000	5,000	50,000
Accrued Interest	2,056	592	4,829
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	4,050	(2,766)	(4,236)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	2,738	13,435	(8,115)

Net Cash Used in Operating Activities	(42,477)	(29,752)	(104,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(25,000)	(5,000)	(50,000)
Net Cash Used in Investing Activities	(25,000)	(5,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	—	80,000	80,000
Proceeds from Loan	—	600	—
Proceeds from Sale of Common Stock	100,000	—	130,000

Net Cash Provided by Financing Activities	100,000	80,600	210,000

Net (Decrease) Increase in Cash and Cash Equivalents	32,523	45,848	55,688
Cash and Cash Equivalents at Beginning of Period	23,270	324	105
Cash and Cash Equivalents at End of Period	$55,793	$46,172	$55,793

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
October 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Dakota Gold Corp. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Organization

Dakota Gold Corp. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  On August 18, 2010, Mr. Daulat Nijjar, the Company’s former President and CEO, as the holder of 197,500, or at that time 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

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

Nature of Operations

The Company is in the development stage and has no products or services as of October 31, 2011.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three and six-month periods ended October 31, 2011 are not necessary indicative of results for the entire year ending April 30, 2012.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $147,662 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2011.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of $146,600 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2011 the Company does not have any outstanding common stock options or warrants.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company has adopted ASC 220 (formerly SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2011.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The book values of cash, prepaid expenses, and accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

NOTE 2 – PROPERTY AND EQUIPMENT

During the fiscal year ended April 30, 2011 the Company wrote down its property and equipment to 0l.  A loss of $872 has been recorded in the accumulated net loss from August 1, 2010 (inception of the exploration stage) to October 31, 2011.  Depreciation expense of $79 was recognized in the six-months ended October 31, 2010.

NOTE 3 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Under the Agreement, a total of $2,000,000 in property option payments and $200,000 in work expenditures must be paid or incurred by Company by September 1, 2024. Upon execution of the Agreement, the Company paid the Property Owners $5,000, on January 1, 2011 the Company made an additional property option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down the aggregate $50,000 in property option payments in the statement of operations.

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
October 31, 2011 and 2010

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

Interest expense of $2,056 (2010 - $592) has been accrued for the six-months ended October 31, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  The total amount paid for the six-months ended October 31, 2011 was $3,000 (2010 - $1,250).

NOTE 6 – SHARE CAPITAL

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

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Dakota Gold Corp. (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the fiscal year ended April 30, 2011 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Operations

During the next twelve months our objective is to continue to explore the property subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $146,600 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office. In order to develop its property, the Company will need to obtain additional financing.  Management may to seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe that optioning or selling a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted exploration on the property but we have initiated the development of a budget that is expected to include mapping, sampling, and surveying on our property over the next 12 months. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic feasibility can be determined.

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

Caldera Property

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Under the Agreement, a total of $2,000,000 in property option payments and $200,000 in work expenditures must be paid or incurred by Company by September 1, 2024. Upon execution of the Agreement, the Company paid the Property Owners $5,000, on January 1, 2011 the Company made an additional property option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down the aggregate $50,000 in property option payments in the statement of operations.

The Company has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. The Company is currently in the process of taking the steps necessary to prepare and submit the drill permit application and undertake the drill program in the summer of 2012. In the next twelve months the Company currently expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations for submission to the US Forest Service for approval.

Results of Operations

We did not earn any revenues during the three or six-months ended October 31, 2011 or 2010.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2011 we had a net loss of $49,245 compared to a net loss of $34,853 in the corresponding period in 2010.  The increase in the net loss was largely due to expenses relating to the Caldera Property.   The Company incurred $17,336 in mineral property exploration expenditures in 2011compared to $3,062 in the corresponding period in 2010 as the Company began planning its exploration program in 2011. Property option payments on the Caldera Property were $25,000 and $5,000 for 2011 and 2010 respectively.  Also, during the quarter ended October 31, 2011 we incurred $1,048 in accrued interest expense relating to the bridge loan compared to $592 for the same period in 2010.    Partially offsetting these items was a decrease in general and administrative expenses to $5,861 for the quarter ended October 31, 2011 from $25,327 for the comparable period in 2010.  The decrease was largely due to lower professional fees in 2011 as in 2010 the Company incurred expenses relating to the change in management as well as its name and jurisdiction change.

For the six-months ended October 31, 2011 we had a net loss of $76,321 compared to a net loss of $46,964 in the corresponding period in 2010.  The increase in the net loss was largely due to expenses relating to the Caldera Property for the six-months ended October 31, 2011.   The Company incurred $31,978 in mineral property exploration expenditures in 2011 compared to $3,062 in 2010 as the Company began planning its exploration program which included site visits and reviews of the historical data.  Property option payments on the Caldera Property were $25,000 and $5,000 for 2011 and 2010 respectively.  Also, during the six-months ended October 31, 2011 we incurred $2,056 in accrued interest expense relating to the bridge loan compared to $592 for the same period in 2010.    Partially offsetting these items was a decrease in general and administrative expenses to $17,287 for the six-months ended October 31, 2011 from $37,359 for the comparable period in 2010.  The decrease was largely due to lower professional fees in 2011 as in 2010 the Company incurred expenses relating to the change in management as well as its name and jurisdiction change.

Liquidity and Capital Resources

We had cash of $55,793 and negative working capital of $27,898 as of October 31, 2011. We anticipate that we will incur the following expenses over the next twelve months:

•	$91,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$55,600 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended October 31, 2011 was $42,477 compared to $29,752 during the six-months ended October 31, 2010.  A significant portion of the increase was due to an increase in the net loss to $76,321 for the six-months ended October 31, 2011 from $46,964 in 2010.  Partially offsetting the outflow from the losses was a non-cash reclassification of property acquisition payments of $25,000 and $5,000 in 2011 and 2010 respectively.  Non-cash working capital changes for the six-months ended October 31, 2011 consisted of an inflow of $4,050 from a decrease in prepaid expense and an inflow of $2,738 from an increase in accounts payable and accrued liabilities while in 2010 non-cash working capital changes were made up of a $2,766 outflow from an increase in prepaid expenses and a $13,435 inflow from an increase in accounts payable and accrued liabilities.   Cash from financing in 2011 was $100,000 from the sale of common stock while in 2010 cash received from financing activities was $80,000 from the bridge loan and $600 from an increase in the loan payable to a shareholder.  Investing activities in 2011 and 2010 consisted of property acquisition payments on the Caldera Property of $25,000 and $5,000 respectively.

The Company currently expects that it will need approximately $146,600 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  Even though the Company completed a financing on September 1, 2011 for total proceeds of $100,000, the cash received from this financing is not sufficient to fund its planned operations for the next twelve months.  In order to continue to explore its property, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock although there are no assurances that management’s plans will be realized..

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $147,662 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2011, and has no revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of $146,600 for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2011 DAKOTA GOLD CORP. By: /s/ Bobby Nijjar Bobby Nijjar President, Chief Executive Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)