Form 10-Q
period 2012-01-31
Dakota Gold Corp
filed 2012-03-15
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 000-53630

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,998 shares of common stock, $0.001 par value, issued and outstanding as of March 14, 2012.

Item 1.  Financial Statements.
DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	January 31,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$43,265	$23,270
Prepaid Expenses	2,672	8,286
Total Current Assets	45,937	31,556

Total Assets	$45,937	$31,556

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities	$603	$360
Bridge Loan and Accrued Interest Payable (note 4)	85,887	82,773
Total Current Liabilities	86,490	83,133

Stockholders' (Deficit) Equity

Common Stock, Par Value $0.001 Authorized 100,000,000 shares, 2, 345,998 shares issued and outstanding at January 31, 2012 (April 30, 2011 – 345,998)	2,346	346
Additional Paid-In Capital	204,704	106,704
Accumulated Deficit	(87,286)	(87,286)
Deficit Accumulated During the Exploration Stage	(160,317)	(71,341)
Total Stockholders' (Deficit) Equity	(40,553)	(51,577)

Total Liabilities and Stockholders' Equity	$45,937	$31,556

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		August 1, 2010,
	Ended		Ended		Inception of
	January 31,		January 31,		Exploration
	2012	2011	2012	2011	2011
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	2,209	3,109	34,187	6,171	41,131
General and Administrative	9,387	8,298	26,675	45,657	62,427
Depreciation	-	-	-	79	-
Total Expenses	11,596	11,407	60,862	51,907	103,558

Net Loss from Operations	(11,596)	(11,407)	(60,862)	(51,907)	(103,558)

Other Income (Expense)
Interest	(1,059)	(1,205)	(3,114)	(1,797)	(5,887)
Write-down of Property and Equipment	-	-	-	(872)	(872)
Net Other Income (Expense)	(1,059)	(1,205)	(3,114)	(2,669)	(6,759)

Write-down of Mineral Property Acquisition Payments	-	(20,000)	(25,000)	(25,000)	(50,000)

Net Loss	$(12,655)	$(32,612)	$(88,976)	$(79,576)	$(160,317)

Basic and Diluted Loss per Share	$(0.01)	$(0.06)	$(0.06)	$(0.11)

Weighted Average Shares Outstanding (1)	2,345,998	567,999	1,454,694	717,999

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
			Inception of the
	For the Nine Months Ended January 31,		Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(88,976)	$(79,576)	$(160,317)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Property and Equipment	—	872	872
Depreciation	—	79	—
Write-down of Mineral Property Acquisition Costs	25,000	25,000	50,000
Accrued Interest	3,114	1,797	5,887
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	5,614	(9,810)	(2,672)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	243	8,131	(10,610)
Net Cash Used in Operating Activities	(55,005)	(53,507)	(116,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(25,000)	(25,000)	(50,000)
Net Cash Used in Investing Activities	(25,000)	(25,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	—	80,000	80,000
Proceeds from Loan	—	600	—
Proceeds from Sale of Common Stock	100,000	—	130,000
Net Cash Provided by Financing Activities	100,000	80,600	210,000

Net (Decrease) Increase in Cash and Cash Equivalents	19,995	2,093	43,160
Cash and Cash Equivalents at Beginning of Period	23,270	324	105
Cash and Cash Equivalents at End of Period	$43,265	$2,417	$43,265

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			August 1, 2010,
	For the Nine Months Ended		Inception of
	January 31,	January 31,	the Exploration
	2012	2011	Stage

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Dakota Gold Corp. (an exploration stage company) is presented to assist in understanding the Company's financial statements.  The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Organization

Dakota Gold Corp. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  On August 18, 2010, Mr. Daulat Nijjar, the Company’s former President and CEO, as the holder of 197,500 common shares, or at that time 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

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

Nature of Operations

The Company is in the development stage and has no products or services as of January 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2011.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2011 has been omitted.  The results of operations for the three and nine-month periods ended January 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2012.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $160,317for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2012.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of approximately $147,000 for the next twelve months.  Management is currently seeking additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2012 the Company does not have any outstanding common stock options or warrants.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012 and 2011

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2012.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012 and 2011

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

NOTE 2 – PROPERTY AND EQUIPMENT

During the fiscal year ended April 30, 2011 the Company wrote down its property and equipment to $0.  A loss of $872 has been recorded in the accumulated net loss from August 1, 2010 (inception of the exploration stage) to January 31, 2012.  Depreciation expense of $79 was recognized in the nine-months ended January 31, 2011.

NOTE 3 – MINERAL EXPLORATION PROPERTY

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Under the Agreement, a total of $2,000,000 in property option payments and $200,000 in work expenditures must be paid or incurred by Company by September 1, 2024. Upon execution of the Agreement the Company paid the Property Owners $5,000, on January 1, 2011 the Company made an additional property option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement.  As a result of the Caldera Property not containing any known resource, the Company has written down the aggregate $50,000 in property option payments in the statement of operations.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property, subject to a royalty payable to the Property Owners.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day period to pay the amount of the deficiency.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012 and 2011

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

On August 20, 2011, the bridge loan in the original principal amount of $80,000 accruing interest at 5% per year was extended by the holder.  The original bridge loan, and outstanding interest, which was due August 20, 2011 was renewed into a new loan of $84,000 bearing interest at 5% per year and being due on August 20, 2012.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2012 as long as the Company advises the lender of such intent to repay 15 days in advance.  As of January 31, 2012 the amount outstanding includes the original $80,000 loan and $5,887 in accrued interest.

Interest expense of $3,114 (2011 - $1,797) has been accrued for the nine-months ended January 31, 2012.

NOTE 5 – RELATED PARTY TRANSACTIONS

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  In addition, effective January 1, 2012 the Company began paying its sole executive officer $500 to serve on the Board of Directors.  The total amount paid to the two individuals for directors’ fees for the nine-months ended January 31, 2012 was $5,000 (2011 - $2,750).  Also, for the nine-month period ended January 31, 2012, the Company paid its sole executive officer $2,000 (2011- $0) for management services rendered to the Company.

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

Business Operations

During the next twelve months our objective is to continue to explore the property subject to our mineral claims.  The funds in our treasury are not sufficient to meet all planned activities as outlined below. The Company expects that it will need approximately $147,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office. In order to develop its property, the Company will need to obtain additional financing.  Management may to seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

The Company has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. The Company is currently in the process of taking the steps necessary to prepare and submit the drill permit application and plans to undertake the drill program in the summer of 2012. In the next twelve months the Company currently expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations for submission to the US Forest Service for approval.

Results of Operations

We did not earn any revenues during the three or nine-months ended January 31, 2012 or 2011.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2012 we had a net loss of $12,655 compared to a net loss of $32,612 in the corresponding period in 2011.  The decrease in the net loss was largely due to expenses relating to the Caldera Property.  Property option payments on the Caldera Property were $0 and $20,000 for 2012 and 2011 respectively.   Partially offsetting the impact of this decrease was an increase in general and administrative expenses to $9,387 for the quarter ended January 31, 2012 from $8,298 for the comparable period in 2011.  The increase was largely due to management fees paid to the Company’s President and CEO partially offset by lower professional fees paid in 2012 compared to 2011.  The decrease in professional fees in 2012 was largely due to higher expenses incurred in 2011 relating to the Company’s name and jurisdiction change.

For the nine-months ended January 31, 2012 we had a net loss of $88,976 compared to a net loss of $79,576 in the corresponding period in 2011.  The increase in the net loss was largely due to expenses relating to the Caldera Property for the nine-months ended January 31, 2012.   The Company incurred $34,187 in mineral property exploration expenditures in 2012 compared to $6,171 in 2011.  In the nine-month period ended January 31, 2012, the Company began planning its exploration program which included site visits and a review of the historical data. Property option payments on the Caldera Property were $25,000 for each of 2012 and 2011 respectively.  Also, during the nine-months ended January 31, 2012 we incurred $3,114 in accrued interest expense relating to the bridge loan compared to $1,797 for the same period in 2011.    Partially offsetting these items was a decrease in general and administrative expenses to $26,674 for the nine-months ended January 31, 2012 from $45,657 for the comparable period in 2011.  The decrease was largely due to lower professional fees in 2012 compared to 2011 as in 2011 the Company incurred expenses relating to its name and jurisdiction change.

Liquidity and Capital Resources

We had cash of $43,265 and negative working capital of ($40,553) as of January 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$91,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended January 31, 2012 was $55,005 compared to $53,507 during the nine-months ended January 31, 2011.  Although the net loss increased to $88,976 for the nine-months ended January 31, 2012 from $79,576 in 2011 the non-cash changes in working capital partially offset this effect.    Non-cash working capital changes for the nine-months ended January 31, 2012 consisted of an inflow of $5,614 from a decrease in prepaid expense and an inflow of $243 from an increase in accounts payable and accrued liabilities while in 2011 non-cash working capital changes were made up of a $9,810 outflow from an increase in prepaid expenses and a $8,131 inflow from an increase in accounts payable and accrued liabilities.   Cash from financing in 2012 was $100,000 from the sale of common stock while in 2011 cash received from financing activities was $80,000 from the bridge loan and $600 from an increase in the loan payable to a shareholder.  Investing activities in 2012 and 2011 consisted of property acquisition payments on the Caldera Property of $25,000 in each year.

The Company currently expects that it will need approximately $147,000 to fund its operations during the next twelve months which will include property option payments, exploration of its property as well as the costs associated with maintaining an office.  Even though the Company completed a financing on September 1, 2011 for total proceeds of $100,000, the cash received from this financing is not sufficient to fund its planned operations for the next twelve months.  In order to continue to explore its property, the Company will need to obtain additional financing.  Management may seek additional capital through private placements and public offerings of its common stock although there are no assurances that management’s plans will be realized.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $160,317 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2012, and has no revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of $147,000 for the next twelve months.  Management may seek additional capital through a private placement and public offering of its common stock.  We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 14, 2012 DAKOTA GOLD CORP. By: /s/ Bobby Nijjar Bobby Nijjar President, Chief Executive Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)