Form 10-K
period 2012-04-30
Dakota Gold Corp
filed 2012-07-23
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

Commission file number: 000-53630

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2011 was approximately $445,500.

The number of shares of the issuer’s common stock issued and outstanding as of July 20, 2012 was 2,345,998 shares.
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
Item 1.                      Description of Business

We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties. Currently we are in the exploration stage and are undertaking one exploration program in Nevada.

History

Dakota Gold Corp. is an exploration stage company. We were incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was initially established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the Securities and Exchange Commission.

On July 8, 2010 the Company’s principal shareholder entered into a Stock Purchase Agreement which provided for the sale of 600,000 shares of common stock of the Company to Daulat Nijjar. In addition, Mr. Nijjar acquired a total of 47,500 shares of common stock from three other shareholders resulting in Mr. Nijjar owning a total of 647,500 shares of common stock, or at that time, 81.7% of the issued and outstanding shares of common stock of the Company.  Effective as of July 8, 2010, in connection with the share acquisition, Mr. Nijjar was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, and Chairman of the Company.

On August 16, 2010, Mr. Nijjar returned 450,000 shares of common stock to the Company for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding; a number that Mr. Niijar, who was also a director of the Company at that time, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 shares of common stock, or 57.6%, of the remaining 342,998 issued and outstanding shares of common stock of the Company at that time.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock at that time, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp.”  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The name and domicile change became effective on November 26, 2010 and the Company is now a Nevada corporation.

On September 10, 2010, the Company executed a property option agreement (the “Property Option Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Company paid the Property Owners $5,000.  The Agreement requires the Company to make a total of $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property.

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

Though we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term. Therefore, we anticipate selling or partnering any ore bodies that we may discover to a major mining company. Many major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe  selling or partnering a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and would also provide future capital for the Company to continue operations.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option.  We have not yet conducted any significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Competition

The mineral exploration industry, in general, is intensively competitive and even if commercial quantities of ore are discovered, a ready market may not exist for sale of same. We compete with many junior exploration companies many of which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to develop, maintain or expand our business.

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

Other than the normal bonding requirements, there are no costs to us at the present time in connection with compliance with environmental laws. However, since we anticipate engaging in natural resource projects, these costs could occur at any time. Costs could extend into the millions of dollars for which we could be liable. In the event of liability, we would be entitled to contribution from other owners so that our percentage share of a particular project would be the percentage share of our liability on that project. However, other owners may not be willing or able to share in the cost of the liability. Even if liability is limited to our percentage share, any significant liability would wipe out our assets and resources.

Employees

We have commenced only limited operations. Therefore, we have no full time employees. Our officers and directors provide planning and organizational services for us on a part-time basis.

Item 1A.                      Risk Factors

Factors that May Affect Future Results

1.           Our independent auditor has issued a going concern opinion after auditing our financial statements.  Our ability to continue is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain required additional funding when needed.

We will be required to expend substantial amounts of working capital in order to explore and develop our Caldera Property.  Upon changing our business to mineral exploration we entered the exploration stage on August 1, 2010.  Our operations have been funded entirely from capital raised from our private offerings of securities from March 2011 through September 2011 and from a bridge loan received in August 2010. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of April 30, 2012, we have incurred a net loss of $168,046 from inception of the exploration stage and used cash in operations from inception of the exploration stage of $123,109.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on October 26, 2006 in the State of Florida under the name Coastline Corporate Services, Inc.  In 2010 we completed a name and jurisdiction change and on August 1, 2010 we became an exploration stage company.  We have optioned an early stage mineral property but the property does not have any known resources or reserves.  Our only other meaningful asset is approximately $37,000 in available cash at April 30, 2012. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our Property. Therefore, determination of the existence  of  a  resource or reserve  will  depend  on appropriate  and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our Property our financial condition and results of operations will suffer.  If we cannot generate income from the Property we will have to cease operations which will result in the loss of your investment.

We face all of the risks inherent in a new business and those risks specifically inherent in the exploration stage company, with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. We cannot assure you that we will be able to generate revenues or profits from the operation of our business or that we will be able to generate or sustain profitability in the future.

3.           We expect losses in the future because we have no revenue to offset losses.

As reflected in our financial statements we are in the exploration stage. Since entering the exploration stage on August 1, 2010, we have incurred a net loss of $168,046 and used cash in operations of $123,109.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

4.           Our business model is unproven and our success is dependent on our ability to explore and develop our mineral property.

Our business model is to generate revenues from the sale of minerals from our optioned exploration property located in Nye County, Nevada.  We cannot guarantee that we will ever be successful in effectuating our business plan or in generating revenues in the future. The Property is at a very early stage, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. If we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

5.            Because we anticipate our operating expenses will increase prior to our earning revenues, if any, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues due to the significant amount of expenditures required to bring a property to the point where it is producing revenue. Therefore, we expect to incur significant losses into the foreseeable future. If we are unable to generate significant revenues from the exploration of our mineral claims we will not be able to earn profits or continue operations.

6.           The failure to hire qualified employees or consultants would damage our business.

Due to the highly technical nature of our business, we will depend greatly on attracting and retaining experienced management and highly qualified and trained personnel.  We will compete with other companies intensely for qualified and well trained professionals in our industry. If we cannot hire or retain, and effectively integrate, a sufficient number of qualified and experienced professionals, this will have a material adverse effect on our capacity to sustain and grow our business.

7.           Because our key exploration consultant is also a consultant to other companies engaged in mineral exploration, a potential conflict of interest could negatively impact our ability to acquire properties to explore and to run our business.

Our key exploration consultant is also a consultant to other natural resource or mining-related companies, and may be involved in related pursuits that could present conflicts of interest with our company. Our key exploration consultant owns and operates his own mineral exploration consulting business.  This association may give rise to inherent conflicts of interest from time to time. For example, we may be presented with an opportunity in which our key exploration consultant would have to decide if the opportunity would be more appropriate for us or another company.

8.           If we do not make the required option payments and property expenditure requirements mandated in the Agreement with the Caldera Property owners we will lose our interest in our Property and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with the property option agreement on the Caldera Property we will lose our option to acquire the Property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the Property.

9.            Because of the speculative nature of exploration and development of natural resources, there is a substantial risk that our business will fail.

The search for valuable natural resources on our Property is extremely risky as the exploration for natural resources is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing mines. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  Because the probability of an individual prospect ever having reserves is extremely remote, in all probability the Property does not contain any reserves, and any funds we spent on exploration will probably be lost. In such a case, we would be unable to complete our business plan.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;
•	the quality of our management and our geological and technical expertise; and
•	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization.  It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities.

10.           We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors such as other junior exploration companies or with any new competitors.  We compete with many exploration companies which have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

11.           We may not have the funds to purchase all of the supplies, manpower and materials we need to begin exploration which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, manpower and certain equipment such as drill rigs, bulldozers and excavators that we might need to conduct exploration. If there is a shortage or scarcity, we cannot compete with larger companies in the exploration industry for supplies, manpower and equipment.  In the event that the prices for such resources rise above our affordability levels, we may have to delay or suspend operations.  In the event we are forced to limit our exploration activities, we may not find any minerals, even though our Property may contain mineralized material. Without any minerals we cannot generate revenues and shareholders may lose their investment in our company.

12.           The prices of metals are highly volatile and a decrease in metals prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the metals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of metals market price may force us to curtail or cease our business operations.

13.            Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would be costly to rectify.

Our proposed business is subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure, and craterings.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of equipment, injury or death to personnel resulting in substantial liability to us. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs and could force us to cease our operations, which will cause you a loss of your investment.

Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program.  We do not currently carry insurance to protect against these risks and we may not obtain such insurance in the future.  Even if we do obtain insurance, the nature of these risks is such that liabilities could exceed policy limits or be excluded from coverage.    The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, thereby hurting our financial position, potential future earnings, and competitive positions and the cessation of our operations.

14.           Failure to comply with regulations or damage to the environment from our operations may subject us to significant claims.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry since the rules and regulations frequently are amended or interpreted.  We cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulation could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the cost of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and property are subject to extensive federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and  (v)  impose substantial  liabilities  for  pollution  resulting  from  our  proposed operations. Non-compliance with laws, including environmental laws could result in significant costs and liabilities that would adversely affect our finances and force us to cease operations.

15.           Because access to our mineral claims is limited during inclement weather conditions delays in our exploration could occur.

The business of mining for gold and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our mineral Property is restricted during these weather conditions. Furthermore, during the winter months exploration cannot be done on the Property. As a result, any attempt to test or explore the Property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

16.           Our principal stockholder, who is also our President and CEO and director, owns a controlling interest in our voting stock and is able to influence all matters requiring shareholder approval and approval of significant corporate transactions.

Our principal shareholder beneficially owns approximately 85.3% of our outstanding common stock. As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

17.           Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

As a result of his duties and responsibilities with the other businesses Mr. Nijjar can only provide his management services to us on a part-time basis. Because we are in the early stages of our business, Mr. Nijjar will not be spending all of his time working for the Company. Mr. Nijjar will expend enough time to oversee the work program that has been approved by the Company.  Later, if the demands of our business require additional time from Mr. Nijjar, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Nijjar to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Nijjar’s other interests increase. Competing demands on Mr. Nijjar’s time may lead to a divergence between his interests and the interests of our shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

18.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, of which 2,345,998 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

19.           Our President and CEO who is also a director owns a controlling interest in our voting stock and may take actions that are contrary to your interests, including selling their stock.

Our President and CEO, who is also a director, beneficially owns approximately 85.3% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

20.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

21.           Since our shares are quoted on the OTC Bulletin Board, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the (“OTCBB”) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

22.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We expect to incur significant continuing costs, including accounting fees and staffing costs, in order to maintain compliance with the internal control requirements of the Sarbanes-Oxley Act of 2002. Development of our business will necessitate ongoing changes to our internal control systems, processes and information systems. Currently, we have no employees, other than our sole officer and director. As we engage in the exploration of our mineral claim, hire employees and consultants, our current design for internal control over financial reporting will not be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. Accordingly, as we develop our business, such development and growth will necessitate changes to our internal control systems, processes and information systems, all of which will require additional costs and expenses.

In the future, if we fail to complete the annual Section 404 evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

23.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent, we do not currently have independent audit or compensation committees. As a result, the directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

24.           Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Description of Property

We do not own any real property. We currently maintain our corporate office space on a shared basis at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 pursuant to a one-year lease for $249 per month that expires in August 2012.  Management believes that our office space is suitable for our current needs.

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
TN/MN 14°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Map of our Caldera Property located in Nevada.

Caldera Property

Acquisition of Interest

On September 10, 2010, the Company executed the  Property Option Agreement  with the Property Owners granting the Company the right to acquire 100% of the mining interests of the Caldera Property, located in Nye County, Nevada and currently consists of 32 unpatented claims..  Upon execution of the Agreement, the Company paid the Property Owners $5,000.  On January 1, 2011 the Company made an additional option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement.

The remaining annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
By September 1, 2012	35,000	-
By September 1, 2013	50,000	50,000
By September 1, 2014	100,000	50,000
By September 1, 2015	100,000	50,000
By September 1, 2016	100,000	50,000
By September 1, 2017	100,000	-
By September 1, 2018	165,000	-
By September 1, 2019	200,000	-
By September 1, 2020	200,000	-
By September 1, 2021	200,000	-
By September 1, 2022	200,000	-
By September 1, 2023	200,000	-
By September 1, 2024	300,000	-
	$1,950,000	$200,000

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

US$ per ounce      Net Smelter Return

Below $1,200       1.50%
$1,200.01 and above      3.00%

The price of gold used to determine the royalty is based on the average monthly afternoon London gold fix price.

Both the Company and the Property Owners have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or the Property Owners which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

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

Exploration History of the Caldera Property

Modern exploration in the area was prompted by the increased gold prices of the early 1980's. During the last 25 years, various portions of the project area have been held in unpatented mining claims by numerous individuals and companies. The Bureau of Land Management records indicate that the following groups held claims in the district: Amselco (1984 to 1985), Exxon (1985 to 1986), Battle Mountain Gold (1987 to 1988), Great Basin Exploration (1984 to 1995), Noranda (1986 to 1989), Western Mining (1992), Homestake (1995 to 1997), and Glamis Gold/Rayrock (1997 to 2001). Amselco, Exxon, Battle Mountain Gold, Glamis Gold, and Western Mining Company explored on the western portion of the project. Homestake has worked both the western and eastern portion of the project area, but that data is not available.

Palladon Ventures Ltd. (“Palladon”) entered into an option agreement May 7, 2004 with Genesis Gold, which included assuming an underlying agreement between Genesis Gold and the Rosta claims holders.  Palladon performed work consisting of geological mapping, geochemical sampling and a drilling program consisting of approximately 24 shallow holes (CD series) on the Caldera Property. The claims reverted back to Genesis Gold in 2009.

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

Geology of the Caldera Property

Regionally, Northern Nye County, is that part of the county north of 38° N. latitude, and covers an area of nearly 11,000 square miles (28,490 square kilometers) in central Nevada, a region characterized by alternate north-trending bedrock ranges and alluvial valleys. Pre-Tertiary rocks of diverse lithologies crop out across the region. Paleozoic marine sediment predominate in the east and central parts of northern Nye County, and late Paleozoic and Mesozoic marine sedimentary strata interbedded with metavolcanic rocks occur in the far western part of the region. Most of the Paleozoic rocks change in facies from east to west, grading from a mainly carbonate platform assemblage westward to a mixed carbonate-shale transitional assemblage. A volcanic-detrital assemblage with near-shore elements dominates the late Paleozoic and Mesozoic sections in the extreme western part of northern Nye County, and is possibly of island-arc or back-arc basin origin.

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

Although no coherent bodies of gold mineralization have yet been defined in the project area, based on rock chip sampling from previous exploration companies and Genesis Gold, local areas of the Property have been shown to contain mineralization.  The style of gold mineralization on the Caldera Property is that typical of an epithermal volcanic-hosted precious metal system. Gold and silver are dominant in this type of system and generally occur in narrow veins and diffuse replacements in silicified zones. We believe that potential mineral deposits at Caldera would most likely be similar to other epithermal deposits in the vicinity.

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

Geological Exploration Program

The Company has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. The Company is currently in the process of taking the steps necessary to prepare and submit the drill permit application and currently plans to undertake the drill program in the summer of 2012. In the next twelve months the Company currently expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations for submission to the US Forest Service (the “USFS”) for approval. The Caldera Property is located on land managed by the USFS and as a result the Company must receive USFS approval prior to undertaking any work on the Property.

Item 3.                      Legal Proceedings

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

Item 4.                       Mine Safety Disclosures

The Company currently has no mining operations.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “DAKO.” The following table sets forth the quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the years ending April 30, 2012 and April 30, 2011:

Financial Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2012	Fourth Quarter	$0.05	$0.03
	Third Quarter	$0.05	$0.03
	Second Quarter	$0.05	$0.03
	First Quarter	$0.11	$0.06
2011	Fourth Quarter	$0.25	$0.20
	Third Quarter	$0.25	$0.03
	Second Quarter	$0.003	$0.003
	First Quarter	$0.003	$0.003

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On July 19, 2012, there were approximately thirty-four holders of record of the Company’s common stock.

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of unregistered securities that were not previously reported.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None.

Item 6.                      Selected Financial Data

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   To date we have one property under option. We have not yet conducted significant exploration on the property but we have initiated an exploration program that will include mapping, sampling, surveying and drilling on the property. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

Plan of Operation

During the twelve-month period ending April 30, 2013, our objective is to continue to explore the Property subject to our mineral claims.  The Company completed a financing on September 1, 2011 for total proceeds of $100,000.  The cash from this financing and the bridge loan entered into in August 2010 is not sufficient to fund all of our planned operations for the next twelve months.  The Company expects that it will need approximately $147,000 to fund its operations during the next twelve months which will include property option payments, exploration of its Property as well as the costs associated with maintaining an office. In order to develop its Property, the Company will need to obtain additional financing.  Management may seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending April 30, 2013.

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

Caldera Property

On September 10, 2010, the Company executed the Property Option Agreement with the Property Owners granting the Company the right to acquire 100% of the mining interests of the Caldera Property, a Nevada mineral exploration property currently controlled by the Property Owners which  is located in Nye County, Nevada and currently consists of 32 unpatented claims..  Upon execution of the Property Option Agreement, the Company paid the Property Owners $5,000. On January 1, 2011 the Company made an additional option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement. As a result of the Caldera property not containing any known resource, the Company has written down the aggregate $50,000 in property option payments in the statement of operations and comprehensive loss at April 30, 2012 and 2011. The Agreement requires the Company to make $1,950,000 in additional property option payments and incur $200,000 in exploration expenditures on the Property by September 1, 2024.

The Company has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. The Company is currently in the process of taking the steps necessary to prepare and submit the drill permit application and plans to undertake the drill program in the summer of 2012. In the next twelve months the Company currently expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations for submission to the USFS.  The Caldera Property is located on land managed by the USFS and as a result the Company must receive USFS approval prior to undertaking any work on the Property.

Results of Operations

We did not earn any revenues during the years ended April 30, 2012 or 2011.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the year ended April 30, 2012 we had a net loss of $96,705 compared to a net loss of $83,452 for the year ended April 30, 2011.  The increase in the net loss was largely due to expenses relating to the Caldera Property incurred in 2012.   The Company incurred $33,376 in mineral property exploration expenditures in 2012 compared to $6,944 in 2011.  During the year ended April 30, 2012, the Company began planning its Caldera Property exploration program which included site visits and a review of the historical data. Property option payments on the Caldera Property were $25,000 for each of 2012 and 2011 respectively.  Also, during the year ended April 30, 2012 we incurred $4,138 in accrued interest expense relating to the Bridge Loan compared to $2,773 for the same period in 2011.    Partially offsetting these items was a decrease in general and administrative expenses to $34,191 for the year ended April 30, 2012 from $47,784 for the comparable period in 2011.  The decrease was largely due to lower professional fees in 2012 compared to 2011 as in 2011 the Company incurred expenses relating to its name and jurisdiction change.

Liquidity and capital resources

We have funded our operations entirely from capital raised from our private offerings of securities from March 2011 through September 2011 and from a bridge loan. Between March 2011 and September 2011 we sold an aggregate of 2,300,000 shares of our common stock for aggregate gross proceeds of $130,000.  In August 2010, we received a bridge loan in the original principal amount of $80,000 which loan accrued interest at 5% per year and which was due August 20, 2011. On August 20, 2011, the term of the loan was extended until August 20, 2012 and the principal amount was increased to $84,000.  The loan is unsecured and may be repaid by the Company upon 15 days’ notice to the lender.

We had cash of $36,996 and working capital of ($48,282) as of April 30, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$91,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Property;
•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended April 30, 2012 was $61,274 compared to $62,654 during the year ended April 30, 2011.  Although the net loss increased to $96,705 for the year ended April 30, 2012 from $83,452 in 2011 the non-cash changes in working capital partially offset this effect.    Non-cash working capital changes for the year ended April 30, 2012 consisted of an inflow of $6,128 from a decrease in prepaid expense and an inflow of $165 from an increase in accounts payable and accrued liabilities while in fiscal 2011 non-cash working capital changes were made up of a $8,826 outflow from an increase in prepaid expenses and a $360 inflow from an increase in accounts payable and accrued liabilities.   Cash from financing in fiscal 2012 was $100,000 from the sale of common stock while in fiscal 2011 cash received from financing activities was $30,000 from the sale of common stock, $80,000 from the proceeds from a bridge loan and $600 from an increase in the loan payable to a shareholder.  Investing activities in 2012 and 2011 consisted of property acquisition payments on the Caldera Property of $25,000 in each year.

Going Concern Consideration

Current cash available to the Company is not sufficient to continue all of our planned activities for the next twelve months. In addition, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Accordingly, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America, requires companies to establish accounting policies and to make estimates that affect both the amount and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require judgments about matters that are inherently uncertain and therefore actual results may differ from those estimates.

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2012. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

•	Exploration and Development Costs
•	Income Taxes

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact on the financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance had no impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on the financial position, results of operations or cash flows.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                Financial Statements

DAKOTA GOLD CORP.

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1
Balance Sheets
April 30, 2012 and 2011	F - 2
Statements of Operations for the
Years Ended April 30, 2012 and 2011 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2012	F - 3
Statement of Stockholders’ Equity
Since October 27, 2006 (inception) to April 30, 2012	F - 4
Statements of Cash Flows for the
Years Ended April 30, 2012 and 2011 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2012	F - 5
Notes to Financial Statements	F - 7

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Company

We have audited the accompanying balance sheets of Dakota Gold Corp. as of April 30, 2012 and 2011, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the years then ended and the period from inception of the exploration stage (August 1, 2010) through April 30, 2012. The management of Dakota Gold Corp. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dakota Gold Corp. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from inception of the exploration stage (August 1, 2010) through April 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs
July 20, 2012

PO Box 2493	2451 McMullen Booth Rd.
Dunedin, FL 34697-2493	Suite 210
727-512-2743	Clearwater, FL 33759-1362

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2012	2011
ASSETS
Current Assets
Cash	$36,996	$23,270
Prepaid expenses	2,158	8,286
Total Current Assets	39,154	31,556

Total Assets	$39,154	$31,556

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$525	$360
Bridge loan and accrued interest payable (note 6)	86,911	82,773
Total Current Liabilities	87,436	83,133

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 2,345,998 shares at
April 30, 2012 (April 30, 2011 – 345,998)	2,346	346
Paid-in capital	204,704	106,704
Accumulated deficit	(87,286)	(87,286)
Deficit accumulated since inception of exploration stage	(168,046)	(71,341)
Total Stockholders’ Equity (Deficit)	(48,282)	(51,577)

Total Liabilities and Stockholders’ Equity (Deficit)	$39,154	$31,556

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			August 1, 2010,
	For the Year Ended		Inception of
	April 30,		Exploration
	2012	2011	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral property exploration expenditures	33,376	6,944	40,320
General and administrative	34,191	47,784	69,943
Depreciation (note 5)	—	79	—

Net Loss from Operations	(67,567)	(54,807)	(110,263)

Other Income (Expense)
Write-down of property and equipment	—	(872)	(872)
Interest expense	(4,138)	(2,773)	(6,911)

Net Other Income (Expense)	(4,138)	(3,645)	(7,783)

Write-down of mineral property acquisition payments (note 4)	(25,000)	(25,000)	(50,000)

Net Loss	$(96,705)	$(83,452)	$(168,046)

Basic and Diluted Loss Per Share	$(0.06)	$(0.18)

Weighted Average Shares Outstanding	1,672,025	476,635

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit	Deficit
				Accumulated	Accumulated
				Prior to	During
	Common Stock		Paid-In	Exploration	Exploration
	Shares (1)	$	Capital	Stage	Stage	Total
Balance at October 27, 2006 (inception)	—	$—	$—	$—	$—	$—

Common Stock Issued to Founder at $0.001 per share, October 2006	600,000	600	10,400	—	—	11,000
Common stock issued for cash at $.20 & $.30 per share	162,998	163	47,487	—	—	47,650
Common stock issued for services rendered through April 30, 2007 at $0.30 per share	30,000	30	8,970	—	—	9,000
Net Loss	—	—	—	(27,586)	—	(27,586)
Balance April 30, 2007	792,998	793	66,857	(27,586)	—	40,064

Net Loss	—	—	—	(18,733)	—	(18,733)
Balance April 30, 2008	792,998	793	66,857	(46,319)	—	21,331

Net Loss	—	—	—	(16,971)	—	(16,971)
Balance April 30, 2009	792,998	793	66,857	(63,290)	—	4,360

Net Loss	—	—	—	(11,885)	—	(11,885)
Balance April 30, 2010	792,998	793	66,857	(75,175)	—	(7,525)

Contribution from a shareholder	—	—	9,400		—	9,400
Shares returned for cancellation – Aug 16, 2010	(450,000)	(450)	450	—	—	—
Common Stock Issued to private investors at $0.10 per share, March 2, 2010	3,000	3	29,997	—	—	30,000
Net Loss	—	—	—	(12,111)	(71,341)	(83,452)
Balance April 30, 2011	345,998	$346	$106,704	$(87,286)	(71,341)	(51,577)

Common Stock Issued to an officer and director at $0.05 per share, September 1, 2011	2,000,000	2,000	98,000	—	—	100,000
Net Loss	—	—	—	—	(96,705)	(96,705)
Balance April 30, 2012	2,345,998	$2,346	$204,704	$(87,286)	$(168,046)	(48,282)

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			Since
			August 1 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(96,705)	$(83,452)	$(168,046)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	872	872
Depreciation	—	79	—
Write-down of mineral property acquisition cost	25,000	25,000	50,000
Accrued interest	4,138	2,773	6,911
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	6,128	(8,286)	(2,158)
Increase (Decrease) in accounts payable and accrued liabilities	165	360	(10,688)
Net Cash Used in Operating Activities	(61,274)	(62,654)	(123,109)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral property acquisition costs	(25,000)	(25,000)	(50,000)
Net Cash Used in Investing Activities	(25,000)	(25,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	30,000	130,000
Proceeds from bridge loan payable	—	80,000	80,000
Proceeds from loan payable – shareholder	—	600	—
Net Cash Provided by Financing Activities	100,000	110,600	210,000

Net Increase in Cash and Cash Equivalents	13,726	22,946	36,891
Cash and Cash Equivalents – Beginning of Year	23,270	324	105
Cash and Cash Equivalents – End of Year	$36,996	$23,270	$36,996

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Cumulative
			Since
			August 1, 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2012	2011	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder (note 7)	$—	$9,400	$9,400

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

Dakota Gold Corp. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission.

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

On August 16, 2010, Mr. Nijjar returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding which was a number that Mr. Niijar, who was also a director of the Company, considered more in line with the Company’s business plans at that time.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,998 issued and outstanding common shares of the Company at that time.

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

Nature of Operations

The Company is in the development stage and has no products or services as of April 30, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $168,046 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2012.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of approximately $147,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and notes. Significant areas requiring the use of estimates relate to accrued liabilities and the impairment of long-lived assets.  Management believes the estimates utilized in preparing these financial statements are reasonable and prudent and are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results could differ significantly from those estimates.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2012 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

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

New Accounting Pronouncements

Goodwill Impairment

In September 2011, ASC guidance was issued related to goodwill impairment. Under the updated guidance, an entity will have the option to first assess qualitatively whether it is necessary to perform the current two-step goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update is effective for the Company’s fiscal year beginning May 1, 2012 with early adoption permitted. The Company does not expect the updated guidance to have an impact its financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. Subsequently, in December 2011, the FASB issued its final standard to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies will still be required to adopt the other requirements contained in the new standard on comprehensive income. The adoption of this guidance is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning May 1, 2012. The Company does not expect the updated guidance to have a significant impact on its financial position, results of operations or cash flows.

NOTE 4 – MINERAL PROPERTY INTERESTS

On September 10, 2010, the Company executed a property option agreement (the “Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and currently consists of 32 unpatented claims (the “Property”).  Upon execution of the Agreement, the Company paid the Property Owners $5,000.  On January 1, 2011 the Company made an additional option payment of $20,000, and on September 1, 2011 the Company made a $25,000 option payment under the Agreement.  As a result of the Caldera Property not containing any known or assigned resource or reserve, the Company has written down all of its property option payments in the statements of operations at April 30, 2012 and 2011.

The remaining annual option payments and minimum annual exploration expenditures under Agreement are as noted below:

	Property	Work
	Payments	Expenditures
By September 1, 2012	35,000	-
By September 1, 2013	50,000	50,000
By September 1, 2014	100,000	50,000
By September 1, 2015	100,000	50,000
By September 1, 2016	100,000	50,000
By September 1, 2017	100,000	-
By September 1, 2018	165,000	-
By September 1, 2019	200,000	-
By September 1, 2020	200,000	-
By September 1, 2021	200,000	-
By September 1, 2022	200,000	-
By September 1, 2023	200,000	-
By September 1, 2024	300,000	-
	$1,950,000	$200,000

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

US$ per ounce	Net Smelter Return
Below $1,200	1.50%
$1,200.01 and above	3.00%

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

NOTE 6 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bearsinterest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

On August 20, 2011, the bridge loan in the original principal amount of $80,000 accruing interest at 5% per year was extended by the holder.  The original bridge loan, and outstanding interest, which was due August 20, 2011 was renewed into a new loan of $84,000 bearing interest at 5% per year and being due on August 20, 2012.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2012 as long as the Company advises the lender of such intent to repay 15 days in advance.  As of April 30, 2012 the amount outstanding includes the original $80,000 loan and an aggregate $6,911 in accrued interest.

Interest expense of $4,138 (2011 - $2,773) has been accrued for the year ended April 30, 2012.

NOTE 7 – LOAN PAYABLE - SHAREHOLDER

A loan from a former shareholder was increased as a result of the shareholder lending the Company an additional $600.  As of April 30, 2011 the shareholder had forgiven the entire balance of $9,400 resulting in no outstanding balance at April 30, 2011 and 2012.  The loan was non-interest bearing.

NOTE 8 - STOCKHOLDERS' EQUITY

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

Stock Splits

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

Share Cancellation

On August 16, 2010, Mr. Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding; a number that Mr. Niijar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,998 issued and outstanding common shares of the Company at that time.

NOTE 9 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2012	2011
Non-capital losses carried forward	86,800	53,900
Less: valuation allowance	(86,800)	(53,900)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2011 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2012	2011
Computed expected tax benefit	32,900	28,400
Change in valuation allowance	(32,900)	(28,400)
Income tax provision	-	-

As of April 30, 2012, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $255,300 (2011 - $158,600) which begin expiring in 2027.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending April 30, 2008 through 2011. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending April 30, 2006 through 2011.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended April 30, 2012 and 2011.

NOTE 10 – RELATED PARTY TRANSACTIONS

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  In addition, effective January 1, 2012 the Company began paying its sole executive officer $500 to serve on the Board of Directors.  The total amount paid to the two individuals for directors’ fees for year ended April 30, 2012 was $8,000 (2011 - $4,250).  Also, for the year ended April 30, 2012, the Company paid its sole executive officer $2,000 (2011- $0) for management services rendered to the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On August 1, 2011 the Company renewed the lease for its shared office space for one year at a rate of $249 per month.  It is expected that the Company will renew its office lease for another year commencing August 1, 2012.

Item 9.                          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2012, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2012 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Item 9B.                      Other Information

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Directors and Officers

All directors of our Company hold office until the next annual meeting of the stockholders or until their successors are elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal. Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Appointed
Bobby Nijjar	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, Secretary and Director	38	August 31, 2011
Jim Poulter	Director	64	August 13, 2010

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers..

Bobby Nijjar has been involved in residential real estate since 2006. From 2006 to 2008 he was employed by Keller Williams Realty and from 2008 to current he has worked as a realtor at Legacy Real Estate and Associates. Both of these forms are privately-owned real estate businesses located in Fremont, California. In 2002 he completed a Bachelor of Science Degree with a dual major of Business Administration and Marketing from the University of Phoenix. Mr. Nijjar was appointed as an officer and director of the Company as a result of his business experience and as a result of him becoming the Company’s controlling shareholder.

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

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than described in Section 10 below, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

The Company has not adopted a Code of Ethics because of its small size and limited resources, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only three directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended April 30, 2013, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2012 or 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bobby Nijjar President, Chief Executive Officer (2)	2012	0	0	0	0	0	0	4,000 (3)	4,000
	2011	0	0	0	0	0	0	0	0
Daulat Nijjar Former President and Chief Executive Officer (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1)
Effective as of July 8, 2010 Board of Directors of the Company elected Daulat Nijjar as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director of the Company.   Mr. Daulat Nijjar resigned from all of his positions with the Company on August 31, 2011.  He did not receive any compensation from the Company.

(2)
Effective as of August 31, 2011 the Board of Directors of  elected Mr. Bobby Nijjar President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director of the Company. Mr. Bobby Nijjar is the son of Mr. Daulat Nijjar.

(3)	Represents (i) $2,000 paid to Mr. Bobby Nijjar as a directors’ fee pursuant to his Service Agreement and an aggregate of (ii) $2,000 in management directors fees invoiced to the Company.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Service Agreements

On August 13, 2010, we entered into a service agreement with Jim Poulter. Mr. Poulter is paid quarterly in advance, $500 per month for serving as a director of the Company.

On January 1, 2012, we entered into a service agreement with Bobby Nijjar for serving as a director and officer of the Company.  Mr. Nijjar is paid $500 per month while he continues to serve as an officer and director of the Company.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2012.

Compensation of Directors

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jim Poulter	2012	6,000	0	0	0	0	0	6,000
	2011	4,250	0	0	0	0	0	4,250

Commencing August 13, 2010 the Company pays Jim Poulter $500 per month to serve on the Board of Directors.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 20, 2012, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,345,998 shares of Common Stock which are issued and outstanding as of July 20, 2012.  Unless indicated otherwise, all addresses below are c/o Dakota Gold Corp., 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Bobby Nijjar	2,000,000	85.3%
Daulat Nijjar	197,500	8.4%
Jim Poulter	0	0
Directors and Officers as a Group (2 individuals)	2,000,000	85.3%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On September 1, 2011 the Company issued 2,000,000 shares of common stock at $0.05 per share for a total offering price of $100,000 to Bobby Niijar, an officer and director of the Company.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Fees billed to the Company by its independent registered public accounting firm, Drake & Klein CPAs, for the fiscal years ending April 30, 2012 and 2011 are set forth below:

	Fiscal year ending April 30, 2012	Fiscal year ending April 30, 2011
Audit Fees	$8,500	$8,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of April 30, 2012, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
10.1	Bridge Loan Agreement dated August 20, 2010 (3)
10.2	Caldera Property Option Agreement, dated September 10, 2010, by and between Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation and Coastline Corporate Services, Inc. (4)
10.3	Form of Regulation S Subscription Agreement (5)
10.4	Service Agreement dated August 13, 2010 by and between Jim Poulter and Dakota Gold Corp. (6)
10.5	Bridge Loan Agreement dated August 20, 2011 (7)
10.6	Form of Regulation D Subscription Agreement
10.7	Service Agreement dated January 1, 2012 by and between Bobby Nijjar and Dakota Gold Corp.
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications

(1) Incorporated herein by reference to Appendix E to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010, file no. 000-53630
(2) Incorporated herein by reference to Appendix F to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010 file no. 000-53560
(3) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2010.
(4) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 13, 2010.
(5) Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on July 29, 2011.
(6) Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on July 29, 2011.
(7) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 8, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAKOTA GOLD CORP.

Dated: July 20, 2012	By: /s/ Bobby Nijjar
Name: Bobby Nijjar
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Bobby Nijjar Bobby Nijjar	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	July 20, 2012

/s/ Jim Poulter Jim Poulter	Director	July 20, 2012