Form 10-Q
period 2012-07-31
Dakota Gold Corp
filed 2012-09-13
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2012
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

702-990-3256
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,998 shares of common stock, $0.001 par value, issued and outstanding as of September 10, 2012.

Item 1.  Financial Statements

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) July 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$21,696	$36,996
Prepaid expenses	7,163	2,158
Total Current Assets	28,859	39,154

Total Assets	$28,859	$39,154

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$7,086	$525
Bridge loan and accrued interest payable (note 5)	87,970	86,911
Total Current Liabilities	95,056	87,436

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 2,345,998 shares at
July 31, 2012 and April 30, 2012	2,346	2,346
Paid-in capital	204,704	204,704
Accumulated deficit	(87,286)	(87,286)
Deficit accumulated since inception of exploration stage	(185,961)	(168,046)
Total Stockholders’ Equity (Deficit)	(66,197)	(48,282)

Total Liabilities and Stockholders’ Equity	$28,859	$39,154

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			August 1, 2010
	For the Three Months Ended		Inception of
	July 31,		Exploration
	2012	2011	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral Property Exploration Expenditures	4,104	14,642	44,424
General and Administrative	12,752	11,426	82,695

Net Loss from Operations	(16,856)	(26,068)	(127,119)

Other Income (Expense)
Write-down of property and equipment	—	—	(872)
Interest expense	(1,059)	(1,008)	(7,970)

Net Other Income (Expense)	(1,059)	(1,008)	(8,842)

Write-down of Mineral Property Acquisition Payments	—	—	(50,000)

Net Loss	$(17,915)	$(27,076)	$(185,961)

Basic and Diluted Loss Per Share	$(0.01)	$(0.08)

Weighted Average Shares Outstanding	2,345,998	345,999

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Three Months Ended July 31		Inception of the
			Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,915)	$(27,076)	$(185,961)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Property and Equipment	—	—	872
Write-down of Mineral Property Acquisition Costs	—	—	50,000
Accrued Interest	1,059	1,008	7,970
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(5,005)	4,770	(7,163)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	6,561	2,415	(4,127)
Net Cash Used in Operating Activities	(15,300)	(18,883)	(138,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	—	—	(50,000)
Net Cash Used in Investing Activities	—	—	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	—	—	80,000
Proceeds from Sale of Common Stock	—	—	130,000
Net Cash Provided by Financing Activities	—	—	210,000

Net (Decrease) Increase in Cash and Cash Equivalents	(15,300)	(18,883)	21,591
Cash and Cash Equivalents at Beginning of Period	36,996	23,270	105
Cash and Cash Equivalents at End of Period	$21,696	$4,387	$21,696

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
July 31, 2012 and 2011

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

Effective as of August 1, 2012 the Board of Directors of the Company elected Mr. Herb Duerr President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director of the Company.  Mr. Bobby Nijjar has remained as the Company’s Secretary and Director.  Also, effective as of August 2, 2012, James Poulter resigned as a Director of the Company.

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the development stage and has no products or services as of July 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.  We currently have one mineral property under option in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three month period ended July 31, 2012 is not necessary indicative of results for the entire year ending April 30, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $185,961 for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2012.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties. On August 27, 2012 the Company received $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement. The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $426,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If the Company were unable to continue as a going concern then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2012 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2012.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the year ended April 30, 2012 or for the year ended April 30, 2011. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the year ended April 30, 2012 and 2011, there were no income tax, or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction.  Tax years 2007 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2012 through the date these financial statements were issued.

NOTE 4 – MINERAL PROPERTY INTERESTS

Crescent Fault Property

On August 17, 2012 the Company executed a property option agreement (the “Agreement”) with MinQuest, Inc. (“MinQuest”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims (the “Property”).  Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

	Property	Work
	Payments	Expenditures

Upon Execution of the Agreement	$5,000	$-
By August 17, 2013	60,000	300,000
By August 17, 2014	45,000	200,000
By August 17, 2015	60,000	250,000
By August 17, 2016	70,000	250,000
By August 17, 2017	80,000	300,000
By August 17, 2018	90,000	300,000
By August 17, 2019	100,000	350,000
By August 17, 2020	100,000	400,000
By August 17, 2021	250,000	750,000
	$860,000	$3,100,000

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.

MinQuest retained a 3% royalty (the “NSR”) of the aggregate proceeds received by the Company from any smelter or other sales of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company has the one time right exercisable for 90 days following completion of a bankable feasibility study to buy up to one half (50.0%) of MinQuest’s NSR interest (i.e. an amount equal to 1.5% of the 3% NSR interest) for USD $3,000,000. The right to purchase the said NSR interest shall be exercised by the Company providing MinQuest with notice of the purchase accompanied by payment in the amount of USD $3,000,000.

The Company may use MinQuest for its mineral exploration expertise on the Property. Furthermore, both the Company and MinQuest have the right to assign, sell, mortgage or pledge their rights in the Agreement or on the Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or MinQuest which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach.  The Company also has the right to terminate the Agreement by giving notice to MinQuest.

The Company’s principal executive officer is also a Vice President of MinQuest.

Caldera Property

On August 17, 2012, the Company gave notice of termination to Zsolt Rosta, Jennifer Oliver and Genesis Gold Corporation, (collectively the “Property Owners”) pursuant to the terms of the Caldera Property Agreement (the “Caldera Agreement”) dated September 10, 2010. The Caldera Agreement, which was filed as an exhibit to the Company's Form 8-K filed on September 13, 2010, had granted the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property known as the Caldera Property controlled by the Property Owners.  The Company has determined that the Caldera Property no longer fits with its business parameters.

As a result of such termination, the Caldera Property has been returned to the Property Owners and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. It is estimated that such fees and expenses will not exceed an aggregate of approximately $7,000.

NOTE 5 – BRIDGE LOAN PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000.  The Loan bears interest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured. Interest expense of $1,008 has been accrued for the three-months ended July 31, 2011.

On August 20, 2011, the bridge loan in the original principal amount of $80,000 accruing interest at 5% per year was extended by the holder.  The original bridge loan which was due August 20, 2011 was renewed into a new loan of $84,000 bearing interest at 5% per year and being due on August 20, 2012.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2012 as long as the Company advises the lender of such intent to repay 15 days in advance.  Interest expense of $1,059 has been accrued for the three-months ended July 31, 2012.

On August 20, 2012, the bridge loan in the principal amount of $84,000 accruing interest at 5% per year was extended by the holder.  The previous bridge loan which was due August 20, 2012 was renewed into a new loan of $88,200 plus an additional $20,000 for a total loan amount of $108,200 bearing interest at 5% per year and being due on August 20, 2013.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2013 as long as the Company advises the lender of such intent to repay 15 days in advance.

NOTE 6 – RELATED PARTY TRANSACTIONS

On August 17, 2012 the Company entered into a property option agreement with MinQuest (note 4).  The Company’s principal executive officer is also a Vice President of MinQuest.  The Company anticipates that a significant portion of the exploration program will be carried out either directly by the Company’s principal executive officer or under his supervision.

For the three-months ended July 31, 2012, the Company paid two of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the three months ended July 31, 2012 was $3,000 (2011- $1,500).  Effective August 2, 2012 one of the Company’s directors resigned and as a result the agreement between the director and the Company was terminated.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements of Dakota Gold Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2012 filed by the Company with the Securities and Exchange Commission.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Business Operations

During the next twelve months our objective is to explore the property subject to our mineral claims.  We continue to run our operations with the use of contract operators and as such do not anticipate a change to our company staffing levels. We remain focused on keeping a minimal staff level, which currently consists of our two directors, one of which is also our principal executive officer, to conserve capital. The Company anticipates that a significant portion of the exploration program will be carried out either directly by the Company’s principal executive officer or under his supervision.  We believe the outsourcing of some of the necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

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

Crescent Fault Property

On August 17, 2012 the Company executed a property option agreement with MinQuest granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property known as the Crescent Fault Property.  The Crescent Fault Property is located in Eureka County, Nevada and currently consists of 33 unpatented claims.  The Company has not yet started its exploration program but the program is expected to include angle drill holes utilizing reverse-circulation-rotary (RC) drilling. This program will attempt to confirm and enhance known mineralization in previous drill holes with infill drilling between previous mineralized holes.  A portion of this drilling will also attempt to extend known mineralized zones along strike and beyond historic drilling. The geologist dedicated to the drilling program will attempt to add detail, especially any structural framework which could be used to target deeper mineralization.

A draft budget in the amount of $200,000 has been submitted to the Company’s Board of Directors but it is yet to be formally approved.

Caldera Property

On August 17, 2012, the Company gave notice of termination to Zsolt Rosta, Jennifer Oliver and Genesis Gold Corporation, (collectively the “Property Owners”) pursuant to the terms of the Caldera Property Agreement (the “Caldera Agreement”) dated September 10, 2010. The Caldera Agreement, which was filed as an exhibit to the Company's Form 8-K filed on September 13, 2010, had granted the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property known as the Caldera Property controlled by the Property Owners.  The Company has determined that the Caldera Property no longer fits with its business parameters.  As a result of such termination, the Caldera Property has been returned to the Property Owners and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. It is estimated that such fees and expenses will not exceed an aggregate of approximately $7,000.

Results of Operations

We did not earn any revenues during the three months ended July 31, 2012 or 2011.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2012 we had a net loss of $17,915 compared to a net loss of 27,076 in the corresponding period in 2011.  The decrease in the net loss was largely due a decrease in mineral property exploration expenditures.   The Company incurred $4,104 in mineral property exploration expenditures for the three-months ended July 31, 2012 compared to $14,642 for the three month period ended July 31, 2011.  In 2012 the Company did not perform any significant exploration on the Caldera property while in 2011 the Company began planning its exploration program.   General and administrative expenses were consistent between 2011 and 2010.

Liquidity and Capital Resources

We had cash of $21,696 and negative working capital of $66,197 as of July 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$370,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Crescent Fault property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three-months ended July 31, 2012 was $15,300 compared to $18,883 during the three months ended July 31, 2011.  A significant portion of the decrease was due to a decrease in the net loss to $17,915 for the three months ended July 31, 2012 from $27,076 for the three-months ended July 31, 2011.  Partially offsetting the impact of the decreased loss were changes in prepaid expenses. Prepaid expense increased by $5,005 for the three months ended July 31, 2012 while in 2011 there was a decrease of $4,770 in prepaid expenses.  The increase in 2012 was due to a one-year advance payment for financial reporting filing fees while the decrease in 2011 was due to an advance for road building costs that were expensed in the quarter ended July 31, 2011.  In addition, changes in accounts payable and accrued liabilities resulted in an inflow of $6,561 in 2012 and $2,415 in 2011, respectively.  There were no financing or investing activities in either 2012 or 2011.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 27, 2012 the Company received $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement.
The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $426,000 to fund its operations through July 31, 2013.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $185,961for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2012, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the April 30, 2012 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The Company does not currently have any mining operations.

Item 5. Other information

None.

Item 6. Exhibits

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

Date: September 10, 2012 DAKOTA GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)