Form 10-Q
period 2012-10-31
Dakota Gold Corp
filed 2012-12-17
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2012
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,998 shares of common stock, $0.001 par value, issued and outstanding as of December 12, 2012.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements	3
Balance Sheets October 31, 2012 (unaudited), and April 30, 2012	3
Statements of Operations (unaudited) for the three and six-month periods ended October 31, 2012 and 2011 and for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2012	4
Statements of Cash Flows (unaudited) for the six-month periods ended October 31, 2012 and 2011and for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2012	5
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

PART II – Other Information	16

Item 1. Legal Proceedings	16
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

Item 1.  Financial Statements

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) October 31,	April 30,
	2012	2012
ASSETS
Current Assets
Cash	$22,913	$36,996
Prepaid expenses	5,055	2,158
Total Current Assets	27,968	39,154

Total Assets	$27,968	$39,154

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,416	$525
Bridge loan and accrued interest payable (note 5)	109,267	86,911
Total Current Liabilities	110,683	87,436

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 2,345,998 shares at
October 31, 2012 and April 30, 2012	2,346	2,346
Paid-in capital	204,704	204,704
Accumulated deficit	(87,286)	(87,286)
Deficit accumulated since inception of exploration stage	(202,479)	(168,046)

Total Stockholders’ Equity (Deficit)	(82,715)	(48,282)

Total Liabilities and Stockholders’ Equity	$27,968	$39,154

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since,
	For the Three Months		For the Six Months		August 1, 2010,
	Ended		Ended		Inception o
	October 31,		October 31,		Exploration
	2012	2011	2012	2011	Stage
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	4,074	17,336	8,178	31,978	48,498
General and Administrative	6,147	5,861	18,899	17,287	88,842
Total Expenses	10,221	23,197	27,077	49,265	137,340

Net Loss from Operations	(10,221)	(23,197)	(27,077)	(49,265)	(137,340)

Other Income (Expense)
Interest	(1,297)	(1,048)	(2,356)	(2,056)	(9,267)
Write-down of Property and Equipment	-	-	-	-	(872)
Net Other Income (Expense)	(1,297)	(1,048)	(2,356)	(2,056)	(10,139)

Write-down of Mineral Property Acquisition Payments	(5,000)	(25,000)	(5,000)	(25,000)	(55,000)

Net Loss	$(16,518)	$(49,245)	$(34,433)	$(76,321)	$(202,479)

Basic and Diluted
Loss per Share	$(0.01)	$(0.03)	$(0.01)	$(0.08)

Weighted Average Shares
Outstanding	2,345,998	1,672,085	2,345,998	1,009,041

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Six Months Ended October 31		Inception of the
			Exploration
	2012	2011	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,433)	$(76,321)	$(202,479)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Property and Equipment	—	—	872
Write-down of Mineral Property Acquisition Costs	5,000	25,000	55,000
Accrued Interest	2,356	2,056	9,267
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(2,897)	4,050	(5,055)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	891	2,738	(9,797)

Net Cash Used in Operating Activities	(29,083)	(42,477)	(152,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(25,000)	(55,000)
Net Cash Used in Investing Activities	(5,000)	(25,000)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	20,000	—	100,000
Proceeds from Sale of Common Stock	—	100,000	130,000

Net Cash Provided by Financing Activities	20,000	100,000	230,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(14,083)	32,523	22,808
Cash and Cash Equivalents
at Beginning of Period	36,996	23,270	105
Cash and Cash Equivalents
at End of Period	$22,913	$55,793	$22,913

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
October 31, 2012 and 2011

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

Nature of Operations

The Company is in the development stage and has no products or services as of October 31, 2012.  We are currently a development stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.  We currently have one mineral property under option in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three and six month periods ended October 31, 2012 are not necessary indicative of results for the entire year ending April 30, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $202,479 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2012.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties. On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement. The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $330,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2012 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2012.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2012 through the date these financial statements were issued.

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

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  On August 17, 2012 the Company paid MinQuest $5,000 upon execution of the Agreement.  As a result of the property containing no known reserves or resources, the property option payment has been written down in the Statement of Operations at October 31, 2012.

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

Total interest expense of $2,356 (2011 - $2,056) has been accrued for the six-months ended October 31, 2012.

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

For the six-months ended October 31, 2012, the Company paid two of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the six months ended October 31, 2012 was $4,500 (2011- $3,000).  Effective August 2, 2012 one of the Company’s directors resigned and as a result the agreement between the director and the Company was terminated.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

A draft budget in the amount of $274,000 has been submitted to the Company’s Board of Directors but it is yet to be formally approved.

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

Results of Operations

We did not earn any revenues during the three or six months ended October 31, 2012 or 2011.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2012 we had a net loss of $16,518 compared to a net loss of $49,245 for the three months ended October 31, 2011.  The decrease in the net loss was largely a reduction in property acquisition costs as in the current quarter the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement while in the prior quarter the Company paid $25,000 under the Caldera Property Option Agreement.  The Company has since terminated the Caldera Property Option Agreement.  Additionally, the Company incurred $4,074 in mineral property exploration expenditures for the three-months ended October 31, 2012 compared to $17,336 for the three month period ended October 31, 2011.  In 2012 the Company did not perform any significant exploration on the Crescent Fault or Caldera properties while in 2011 the Company began planning its exploration program on the Caldera Property.  General and administrative expenses were consistent between 2012 and 2011.

For the six months ended October 31, 2012 we had a net loss of $34,433 compared to a net loss of $76,321 for the six months ended October 31, 2011.  The decrease in the net loss was largely a reduction in property acquisition costs as in the current quarter the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement while in the prior quarter the Company paid $25,000 under the Caldera Property Option Agreement.  The Company has since terminated the Caldera Property Option Agreement.  Additionally, the Company incurred $8,178 in mineral property exploration expenditures for the six-months ended October 31, 2012 compared to $31,978 for the six month period ended October 31, 2011.  In 2012 the Company did not perform any significant exploration on the Crescent Fault or Caldera properties while in 2011 the Company began planning its exploration program on the Caldera Property.  General and administrative expenses were consistent between 2012 and 2011.

Liquidity and Capital Resources

We had cash of $22,913 and negative working capital of $82,715 as of October 31, 2012. We anticipate that we will incur the following expenses over the next twelve months:

•	$274,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Crescent Fault property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six-months ended October 31, 2012 was $29,083compared to $42,477 during the six months ended October 31, 2011.  A significant portion of the decrease was due to a decrease in the net loss to $34,433 for the six months ended October 31, 2012 from $76,321 for the six-months ended October 31, 2011.  Partially offsetting the impact of the decreased loss was the impact of the write-down of property acquisition costs.  For the six months ended October 31, 2012 the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement while in the six months ended October 31, 2011 the Company paid $25,000 under the Caldera Property Option Agreement.  The write-downs have been reclassified to investing activities on the statement of cash flows.  Changes in working capital included an outflow of $2,897 from changes in prepaid expenses for the six months ended October 31, 2012 while in the six months ended October 31, 2011 there was an inflow of $4,050.  Investing activities in both periods relate to the write-down of property acquisition costs.  Investing activities for the six months ended October 31, 2012 consisted of $20,000 received from the proceeds of a loan while in the six months ended October 31, 2011 investing activities were the result of $100,000 received in proceeds from a private placement.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement.  The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $330,000 to fund its operations through October 31, 2013.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $202,479 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2012, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: December 12, 2012 DAKOTA GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)