Form 10-K/A
period 2012-04-30
Dakota Gold Corp
filed 2013-02-19
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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
Documents Incorporated By Reference:  None

EXPLANATORY NOTE:

Dakota Gold Corp., (the “Company”) is filing this Amendment No. 1 on Form 10-K (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended April 30, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 23, 2012 (the “Original Filing Date”)  to provide additional disclosure on the company’s geological exploration program and rectify erroneous references to the Company’s state as a ‘development stage’ company.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our Caldera Property.  Upon changing our business to mineral exploration we entered the exploration stage on August 1, 2010.  Our operations have been funded entirely from capital raised from our private offerings of securities from March 2011 through September 2011 and from a bridge loan received in August 2010. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future could restrict our ability to grow and reduce our ability to continue to conduct business operations. As of April 30, 2012, we have incurred a net loss of $168,046 from inception of the exploration stage and used cash in operations from inception of the exploration stage of $123,109.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our exploration plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

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

9.            Because of the speculative nature of exploration of natural resources, there is a substantial risk that our business will fail.

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

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful.  To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. The risks associated with mineral exploration include:

•	the identification of potential mineralization based on superficial analysis;

•	the quality of our management and our geological and technical expertise; and

•	the capital available for exploration.

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

Geological Exploration Program

The Company has initiated an exploration program under a budget approved by the Company in August, 2011.  The budget will include a drill program. However, the Company does not have any specific plans with respect to its planned program.  The Company is currently in the process of taking the steps necessary to prepare and submit the drill permit application but has not yet determined the details of its plans. In the next twelve months the Company currently expects to complete mapping, sampling, in-fill geology and geochemistry in order to select drill targets.  Once that portion of the work is completed the Company will prepare a Plan of Operations for submission to the US Forest Service (the “USFS”) for approval. The Caldera Property is located on land managed by the USFS and as a result the Company must receive USFS approval prior to undertaking any work on the Property.  The process of selecting drill targets is expected to take at least a year so any future drilling will not take place until the summer of 2013.

The company has relied on previous sampling and drilling efforts completed by several companies over a 10 year period.  The previous drilling campaigns were conducted by reputable companies such as Homestake and Glamis..  Sampling procedures and Quality Assurance/Quality Control (QA/QC) practices are not well documented in historical reports from the Caldera Property.  As a result, the exact procedures followed by previous operators are not well known. However,  it is likely that their respective QA/QC methodologies would at least have met industry standards at the time of the work.

The exploration to be undertaken by the Company will be a phased program.  After the first drill program is completed the next steps will dependon the success of the drill program.  A second phase of drilling would be contemplated.  At this point, drilling would likely infill and expand on any mineralized intervals.  Assuming further positive results, additional drilling will be carried out in phases including the use of both RC and Core drilling methods.  Metallurgical tests will be carried out on mineralized intervals after the first phase in order to determine the potential for recovery of the gold.  Geophysical surveys would be carried out before the third phase of drilling to better identify drill targets based on areas of known mineralization.  Eventual preliminary economic analysis (PEA) would be conducted on the project if sufficient mineralization is found.  Assuming a positive PEA, further drilling would be conducted and an eventual feasibility study would be implemented.  If all of this work concluded that the project was viable at the current commodity prices, a decision would be made to put the project into production.  However, the follow up phases are dependent on the success of the first phase of drilling.  The Company has not yet submitted its plan to governmental authorities and has not yet determined the details of its exploration plan.

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

Item 8.                         Financial Statements

DAKOTA GOLD CORP.

( An Exploration Stage Company)

-:-

Audited Financial Statements for the Years Ended

April 30, 2012 and 2011

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2012 and 2011	F - 2

Statements of Operations for the
Years Ended April 30, 2012 and 2011, and the Cumulative Period from August 1, 2010 (inception of exploration stage) to April 30, 2012	F - 3

Statement of Stockholders’ Equity (Deficit)
Since October 27, 2006 (inception) to April 30, 2012	F - 4

Statements of Cash Flows for the
Years Ended April 30, 2012 and 2011, and the Cumulative Period from August 1, 2010 (inception of the exploration stage) to April 30, 2012	F- 5

Notes to Financial Statements	F - 7

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

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit	Deficit
				Accumulated	Accumulated
				Prior to	During
	Common Stock		Paid-In	Exploration	Exploration
	Shares (1)	$	Capital	Stage	Stage	Total
Balance at October 27, 2006 (inception)	—	$—	$—	$—	$—	$—

Common Stock Issued to Founder
at $0.001 per share, October 2006	600,000	600	10,400	—	—	11,000

Common stock issued for cash
November 2006 at $.20 per share	12,500	12	2,488	—	—	2,500
March 2007 at $.30 per share	129,998	130	38,870	—	—	39,000
April 2007 at $.30 per share	20,500	21	6,129	—	—	6,150
Common stock issued for services rendered through April 30, 2007 at $0.30 per share	30,000	30	8,970	—	--	9,000

Net Loss	—	—	—	(27,586)	—	(27,586)

Balance April 30, 2007	792,998	793	66,857	(27,586)	—	40,064

Net Loss	—	—	—	(18,733)	—	(18,733)

Balance April 30, 2008	792,998	793	66,857	(46,319)	—	21,331

Net Loss	—	—	—	(16,971)	—	(16,971)

Balance April 30, 2009	792,998	793	66,857	(63,290)	—	4,360

Net Loss	—	—	—	(11,885)	—	(11,885)

Balance April 30, 2010	792,998	793	66,857	(75,175)	—	(7,525)

Contribution from a shareholder	—	—	9,400	—	—	9,400
Shares returned for cancellation – Aug 16, 2010	(450,000)	(450)	450	—	—	—
Common Stock Issued to private investors at $0.10 per share, March 2, 2010	3,000	3	29,997	—	—	30,000

Net Loss	—	—	—	(12,111)	(71,341)	(83,452)
Balance April 30, 2011	345,998	$346	$106,704	$(87,286)	$(71,341)	(51,577)

Common Stock Issued to an officer and director at $0.05 per share, September 1, 2011	2,000,000	2,000	98,000	—	—	100,000

Net Loss	—	—	—	—	(96,705)	(96,705)
Balance April 30, 2012	2,345,998	$2,346	$204,704	$(87,286)	$(168,046)	(48,282)

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

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

Nature of Operations

The Company is in the exploration stage and has not produced any revenue from its principal business as of April 30, 2012.  The Company is currently an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and is in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where it believes maximum shareholder returns can be realized.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $168,046 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2012.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the exploration of its future mineral properties.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, the newly appointed officer and director of the Company.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of approximately $147,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

NOTE 7 – LOAN PAYABLE – SHAREHOLDER

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

NOTE 9 - STOCK SPLITS

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers.

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

Jim Poulter is a licensed and certified professional geologist with over 40 years of exploration experience.  From 2005 to present he has worked as a consultant for several junior exploration companies with a focus on Mexico and Arizona.  In addition, since 2005 he has served as the Exploration Manager for Zaruma Resources Inc. (formerly Laminco Resources Inc.).  He obtained a Bachelor of Science degree in geology from the University of Idaho in 1971.  He is a Licensed Professional Geologist in the State of Wyoming.  In addition he is a Certified Professional Geologist with the American Institute of Professional Geologists and a member of the Society of Economic Geologists. He was appointed to the Company’s Board of Directors as he is a geologist with decades of industry experience.

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

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified	All
Name and				Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Bobby Nijjar (2)	2012	0	0	0	0	0	0	4,000 (3)	4,000
President, Chief Executive Officer	2011	0	0	0	0	0	0	0	0
0
Daulat Nijjar (1) Former President and Chief Executive Officer (1)	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2012.

Compensation of Directors

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jim Poulter	2011	6,000	0	0	0	0	0	6,000
	2011	4,250	0	0	0	0	0	4,250

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

(1)Incorporated herein by reference to Appendix E to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010, file no. 000-53630
(2) Incorporated herein by reference to Appendix F to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010 file no. 000-53560
(3) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2010.
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

DAKOTA GOLD CORP.

Dated: February 15, 2013	By: /s/ Bobby Nijjar
Name: Bobby Nijjar
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Bobby Nijjar Bobby Nijjar	Director, President, Chief Executive and Operating Officer, Secretary, and Treasurer (Principal Executive, Financial, and Accounting Officer)	February 15, 2013

/s/ Jim Poulter Jim Poulter	Director	February 15, 2013