Form 10-Q
period 2013-01-31
Dakota Gold Corp
filed 2013-03-18
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,345,998 shares of common stock, $0.001 par value, issued and outstanding as of March 12, 2013.

Item 1.  Financial Statements

DAKOTA GOLD CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) January 31,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$13,290	$36,996
Prepaid expenses	3,014	2,158
Total Current Assets	16,304	39,154

Total Assets	$16,304	$39,154

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$2,482	$525
Bridge loan and accrued interest payable (note 5)	110,631	86,911
Total Current Liabilities	113,113	87,436

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 2,345,998 shares at
January 31, 2013 and April 30, 2012	2,346	2,346
Paid-in capital	204,704	204,704
Accumulated deficit	(87,286)	(87,286)
Deficit accumulated since inception of exploration stage	(216,573)	(168,046)

Total Stockholders’ Equity (Deficit)	(96,809)	(48,282)

Total Liabilities and Stockholders’ Equity	$16,304	$39,154

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative
					Since
	For the Three Months		For the Nine Months		August 1, 2010,
	Ended		Ended		Inception of
	January 31,		January 31,		Exploration
	2013	2012	2013	2012	Stage
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	628	2,209	8,806	34,187	49,126
General and Administrative	12,102	9,387	31,001	26,675	100,944
Total Expenses	12,730	11,596	39,807	60,862	150,700

Net Loss from Operations	(12,730)	(11,596)	(39,807)	(60,862)	(150,700)

Other Income (Expense)
Interest	(1,364)	(1,059)	(3,720)	(3,114)	(10,631)
Write-down of Property and Equipment	-	-		-	(872)
Net Other Income (Expense)	(1,364)	(1,059)	(3,720)	(3,114)	(11,503)

Write-down of Mineral Property Acquisition Payments	-	-	(5,000)	(25,000)	(55,000)

Net Loss	$(14,094)	$(12,655)	$(48,527)	$(88,976)	$(216,573)

Basic and Diluted
Loss per Share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted Average Shares
Outstanding	2,345,998	2,345,998	2,345,998	1,454,694

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Nine Months Ended January 31		Inception of the
			Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(48,527)	$(88,976)	$(216,573)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of Property and Equipment	—	—	872
Write-down of Mineral Property Acquisition Costs	5,000	25,000	55,000
Accrued Interest	3,720	3,114	10,631
Change in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(856)	5,614	(3,014)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	1,957	243	(8,731)
Net Cash Used in Operating Activities	(38,706)	(55,005)	(161,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Mineral Property Acquisition Costs	(5,000)	(25,000)	(55,000)
Net Cash Used in Investing Activities	(5,000)	(25,000)	(55,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Bridge Loan Payable	20,000	—	100,000
Proceeds from Sale of Common Stock	—	100,000	130,000
Net Cash Provided by Financing Activities	20,000	100,000	230,000

Net (Decrease) Increase in
Cash and Cash Equivalents	(23,706)	19,995	13,185
Cash and Cash Equivalents
at Beginning of Period	36,996	23,270	105
Cash and Cash Equivalents
at End of Period	$13,290	$43,265	$13,290

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

			Cumulative
			Since
			August 1, 2010,
	For the Nine Months Ended		Inception of
	January 31,	January 31,	the Exploration
	2013	2012	Stage
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

DAKOTA GOLD CORP.
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2013 and 2011

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

Nature of Operations

The Company is in the exploration stage and has no products or services as of January 31, 2013.  We are currently an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.  We currently have one mineral property under option in Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of Dakota Gold Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2012.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2012 has been omitted.  The results of operations for the three and nine month periods ended January 31, 2013 are not necessary indicative of results for the entire year ending April 30, 2013.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $216,573 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2013.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties. On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement. The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $346,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2013 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2013.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2013 through the date these financial statements were issued.

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

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  On August 17, 2012 the Company paid MinQuest $5,000 upon execution of the Agreement.  As a result of the property containing no known reserves or resources, the property option payment has been written down in the Statement of Operations at January 31, 2013.

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

Total interest expense of $3,720 (2012 - $3,114) has been accrued for the nine-months ended January 31, 2013.

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

For the nine-months ended January 31, 2013, the Company paid two of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the nine months ended January 31, 2013 was $6,000 (2012- $5,000).  Effective August 2, 2012 one of the Company’s directors resigned and as a result the agreement between the director and the Company was terminated.

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

A budget in the amount of $290,000 has been approved by the Company’s Board of Directors consisting of the following:

Annual claim fees – 2013	4,000
Permit preparation and bonding	25,000
Drilling program	201,000
Option payment – August 2013	60,000
290,000

The above budget for the balance of calendar year 2012 and the first half of 2013 will include the preparation of permits for the planned work, road repair and drill pad construction, and 3,000 feet of reverse circulation drilling.  This program will attempt to confirm and enhance known mineralization in previous drill holes with infill drilling between previous mineralized holes.  A portion of this drilling will also attempt to extend known mineralized zones along strike and beyond historic drilling.

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

Results of Operations

We did not earn any revenues during the three or nine months ended January 31, 2013 or 2012.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2013 we had a net loss of $14,094 compared to a net loss of $12,655 for the three months ended January 31, 2012.  The increase in the net loss was largely due to an increase in general and administrative expenses of $12,102 compared to $9,387 in 2012.   Additionally, the Company incurred $628 in mineral property exploration expenditures for the three-months ended January 31, 2013 compared to $2,209 for the three month period ended January 31, 2012.  In 2013 the Company did not perform any significant exploration on the Crescent Fault or Caldera properties while in 2012 the Company began planning its exploration program on the Caldera Property.

For the nine months ended January 31, 2013 we had a net loss of $48,527 compared to a net loss of $88,976 for the nine months ended January 31, 2012.  The decrease in the net loss was largely a reduction in property acquisition costs as in the current period the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement while in the prior period the Company paid $25,000 under the Caldera Property Option Agreement.  The Company has since terminated the Caldera Property Option Agreement.  Additionally, the Company incurred $8,806 in mineral property exploration expenditures for the nine-months ended January 31, 2013 compared to $34,187 for the nine month period ended January 31, 2012.  In 2013 the Company did not perform any significant exploration on the Crescent Fault or Caldera properties while in 2012 the Company began planning its exploration program on the Caldera Property.  General and administrative expenses were consistent between 2013 and 2012.

Liquidity and Capital Resources

We had cash of $13,290 and negative working capital of $96,809 as of January 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$290,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Crescent Fault property;

•	$56,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine-months ended January 31, 2013 was $38,706 compared to $55,005 during the nine months ended January 31, 2012.  A significant portion of the decrease was due to a decrease in the net loss to $48,527 for the nine months ended January 31, 2013 from $88,976 for the nine months ended January 31, 2012.  Partially offsetting the impact of the decreased net loss was the impact of the write-down of property acquisition costs.  For the nine months ended January 31, 2013 the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement while in the nine months ended January 31, 2012 the Company paid $25,000 under the Caldera Property Option Agreement.  The write-downs have been reclassified to investing activities on the statement of cash flows.  Changes in working capital included an outflow of $856 from changes in prepaid expenses for the nine months ended January 31, 2013 while in the nine months ended January 31, 2012 there was an inflow of $5,614.  Investing activities in both periods relate to the write-down of property acquisition costs.  Financing activities for the nine months ended January 31, 2013 consisted of $20,000 received from the proceeds of a loan while in the nine months ended January 31, 2012 financing activities were the result of $100,000 received in proceeds from a private placement.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement.  The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $346,000 to fund its operations through January 31, 2014.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $216,573 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2013, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: March 12, 2013 DAKOTA GOLD CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)