Form 10-K
period 2013-04-30
American Magna Corp
filed 2013-08-12
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

Commission file number: 000-53630

AMERICAN MAGNA CORP.
(Formerly known as Dakota Gold Corp.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2012 was approximately $445,500.

The number of shares of the issuer’s common stock issued and outstanding as of August 12, 2013 was 17,345,998 shares.
Documents Incorporated By Reference:  None

Glossary of Mining Terms

Adit(s), Historic working driven horizontally, or nearly so into a hillside to explore for and exploit ore.

Ag. Elemental symbol for silver.

Auger holes. Drill hole constructed with a small portable drill rig using a hydraulic-driven auger.

Au. Elemental symbol for gold.

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

Geophysical survey. Electrical, magnetic, gravity and other means used to detect features, which may be associated with mineral deposits

Granite. A medium to coarse crystalline rock composed primarily of the minerals quartz, plagioclase and orthoclase.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of American Magna Corp. (the “Company”, “American Magna”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

History

American Magna Corp. (formerly known as Dakota Gold Corp.) is an exploration stage company. We were incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was initially established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the Securities and Exchange Commission.

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

On August 16, 2010, Mr. Nijjar returned 450,000 shares of common stock to the Company for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding; a number that Mr. Nijjar, who was also a director of the Company at that time, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 shares of common stock, or 57.6%, of the remaining 342,998 issued and outstanding shares of common stock of the Company at that time.

On August 18, 2010, Mr. Nijjar, as the holder of 197,500, or 57.6%, of the issued and outstanding shares of the Company’s common stock at that time, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to “Dakota Gold Corp”. In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The name and domicile change became effective on November 26, 2010 and the Company is now a Nevada corporation.

On September 10, 2010, the Company executed a property option agreement (the “Caldera Property Option Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and consisted of 32 unpatented claims (the “Caldera Property”).  Upon execution of the Caldera Property Option Agreement, the Company paid the Property Owners $5,000.  The Caldera Property Option Agreement required the Company to make a total of $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Caldera Property.  On August 17, 2012, the Company terminated the Caldera Property Option Agreement.  The Company has determined that the Caldera Property no longer fits with its business parameters.  The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Option Agreement. As a result of such termination, the Company paid $7,000 for fees and expenses in order to maintain the property in good standing until August 2013. The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Option Agreement.

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

Effective as of August 31, 2011 the Board elected Mr. Bobby Nijjar President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director of the Company.  Also effective as of August 31, 2011 Mr. Daulat Nijjar resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director of the Company.  Mr. Bobby Nijjar is the son of Mr. Daulat Nijjar.

Effective August 1, 2012 the Board elected Mr. Herb Duerr President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director of the Company.  Also effective as of August 1, 2012 Mr. Bobby Nijjar resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Treasurer of the Company.  Mr. Bobby Nijjar remained as the Company’s Secretary and Director.

On August 17, 2012, the Company executed a property option agreement (the “MinQuest Agreement) with MinQuest, Inc., a natural resource exploration company (“MinQuest”),.granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by MinQuest.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and consists of 33 unpatented claims.  Upon execution of the MinQuest Agreement, the Company paid MinQuest $5,000.  The MinQuest Agreement required the Company to make $860,000 in additional property option payments and incur $3,100,000 in exploration expenditures..  On July 20, 2013, the Company terminated the  MinQuest Agreement having  determined that the Crescent Fault Property no longer fits its business parameters.

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. It is estimated that such fees and expenses will be $5,135.

Effective July 2, 2013 the Company amended its Articles of Incorporation for the purpose of changing its name from Dakota Gold Corp. to “American Magna Corp.”  In connection with the change of the Company’s name to American Magna Corp. the Company intends to change its business from an emphasis on gold exploration to magnesium exploration.

On July 19, 2013, the Company executed a property option agreement (the “DPE Agreement”) with Desert Pacific Exploration Inc., a natural resource exploration company (”DPE”), granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  The property known as the Bell Flat Project is comprised of 11 unpatented mining claims and located within Churchill County, Nevada.  Upon execution of the DPE Agreement, the Company paid DPE, $5,000.  The DPE Agreement requires the Company to make a total of $620,000 in additional property option payments and incur $3,000,000 in exploration expenditures. Pursuant to  the DPE Agreement, Company issued 15,000,000 shares of restricted common stock to its President and CEO.  The parties are discussing amendments to the property option agreement.

Business Operations

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is magnesium. We are an exploration stage company. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as fluctuation in the commodities markets, unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the selling or partnering of our property, the purchase of small interests in producing properties, the purchase of properties where feasibility studies already exist or by the optioning of natural resource exploration and development projects. To date we have one property under option.  We have not yet conducted any significant exploration on the property. There has been no indication as yet that any commercially viable mineral deposits exist on this property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our Bell Flat Project.  Upon changing our business to mineral exploration we entered the exploration stage on August 1, 2010.  Our operations have been funded entirely from capital raised from our private offerings of securities from March 2011 through September 2011 and from a bridge loan initially closed in August 2010. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, As of April 30, 2013 we have incurred a net loss of $230,997 from inception of the exploration stage and used cash in operations from inception of the exploration stage of $226,445.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on October 26, 2006 in the State of Florida under the name Coastline Corporate Services, Inc.  In 2010 we completed a name and jurisdiction change and on August 1, 2010 we became an exploration stage company.  We have optioned an early stage mineral property but the property does not have any known resources or reserves.  Our only other meaningful asset is approximately $3,660 in cash at April 30, 2013. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our property. Therefore, determination of the existence  of  a  resource or reserve  will  depend  on appropriate  and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our Property our financial condition and results of operations will suffer.  If we cannot generate income from the property we will have to cease operations which will result in the loss of your investment.

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

As reflected in our financial statements we are in the exploration stage. Since entering the exploration stage on August 1, 2010, we have incurred a net loss of $230,997 and used cash in operations of $226,445.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

4.           Our business model is unproven and our success is dependent on our ability to explore and develop our mineral property.

Our business model is to generate revenues from the sale of minerals from our optioned exploration property located in Churchill County, Nevada.  We cannot guarantee that we will ever be successful in effectuating our business plan or in generating revenues in the future. The Property is at a very early stage, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. If we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

7.           Because our President and CEO is also an owner of, and consultant to, several other exploration companies engaged in mineral exploration, a potential conflict of interest exists which could negatively impact our ability to acquire properties to explore and to run our business.

Our President and CEO owns and/or is an officer of several mineral exploration consulting businesses and may be involved in related pursuits that could present conflicts of interest with our company..  This association may give rise to inherent conflicts of interest from time to time. For example, we may be presented with an opportunity in which our officer would have to decide if the opportunity would be more appropriate for us or another company.

8.           If we do not make the required option payments and property expenditure requirements mandated in the DPE Agreement with the Bell Flat Project owners we will lose our interest in the Bell Flat Project and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with the DPE Agreement on the Bell Flat Project we will lose our option to acquire the property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the property.

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

12.           The prices of minerals are highly volatile and a decrease in mineral prices could result in us incurring losses.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of minerals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the minerals markets from the time development of a mine is undertaken and the time production can commence can significantly affect the profitability of a mine.  Accordingly, we may begin to develop a mineral property at a time when the price of the underlying mineral make such exploration economically feasible and, subsequently, incur losses because metals prices have decreased.  Adverse fluctuations of mineral market price may force us to curtail or cease our business operations.

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

The business of mining for magnesium and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our mineral Property is restricted during these weather conditions. Furthermore, during the winter months exploration cannot be done on the Property. As a result, any attempt to test or explore the Property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

16.           Our principal stockholder, who is also our  chief executive officer and a director, owns a controlling interest in our voting stock and is able to influence all matters requiring shareholder approval and approval of significant corporate transactions.

Our principal shareholder beneficially owns approximately 86.5% of our outstanding common stock.  As a result, this shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

•      election of our board of directors;
•      removal of any of our directors;
•      amendment of our Articles of Incorporation or bylaws; and
•      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

and may take actions that are contrary to your interests.

17.           Because our President has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

As a result of his duties and responsibilities with the other businesses Mr. Duerr can only provide his management services to us on a part-time basis. Because we are in the early stages of our business, Mr. Duerr will not be spending all of his time working for the Company. Mr. Duerr will expend enough time to oversee the work program that has been approved by the Company.  Later, if the demands of our business require additional time from Mr. Duerr, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Duerr to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Duerr’s other interests increase. Competing demands on Mr. Duerr’s time may lead to a divergence between his interests and the interests of our shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

18.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, of which 17,345,998 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

19.           Our chief executive officer who is also a director owns a controlling interest in our voting stock. .

Our chief executive officer, who is also a director, beneficially owns approximately 86.5% of our outstanding common stock.  If and when he is able to sell his shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Property

We do not own any real property. We currently maintain our corporate office space on a shared basis at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 pursuant to a one-year lease for $249 per month that expires in August 2013.  Management believes that our office space is suitable for our current needs.

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

NEVADA
Bell Flat Project
Reno
Sparks
Carson City
Lake Tahoe
Fallon
Fernley
Hazen
Lovelock
Unionville
Oreana
Wadsworth
Silver Springs
Virginia City
Dayton
Stewart
Minden
Gardnerville
Yerington
Mason
Schurz
Wabuska
Frenchman
Gabbs
Ione
Austin
Eureka
Hawthorne
Babbitt
Luning
Mina
Basalt
Coaldale
Tonopah
Manhattan
Warm Springs
Bridgeport
Pyramid Lake
Winnemucca Lake
Humboldt Lake
Carson Sink
Walker Lake
Mono Lake
Lahontan Res.
Stillwater Range
Clan Alpine Mts.
Desatoya Mts.
Shoshone Mts.
Toiyabe Range
Toquima Range
Monitor Range
Hot Creek Range
Pancake Range
Big Smoky Valley
Wassuk Range
Gillis Ra.
Gabbs Valley Ra.
Excelsior Mts.
Trinity Range
Pah Rah Ra.
Simpson Park Mts.
Diamond Mts.
Ruby Mts.
White Pine Range
Gabbs Valley
South Shoshone Peak
North Shoshone Peak
Job Peak
Mt. Grant
Pilot Peak
Round Mountain
Mt. Jefferson
Wildcat Peak
Monitor Peak
Mt. Callaghan
Railroad Pass
Bunker Hill
Columbus Salt Marsh
YOSEMITE
NAD27 Zone 10S
NAD27 Zone 11S
0 10 20 30 40 50 60 miles
0 25 50 75 100 km
TN MN 14°

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Bell Flat, Nevada
Claim boundary
Bell Flat Property
Wash
Prospects
JEEP
N
0
375
750
1,500
Meters

Map of our Bell Flat Project located in Churchill County, Nevada.

Bell Flat Project

Acquisition of Interest

On July19, 2013, the Company executed the  DPE Agreement  which granted the Company the right to acquire 100% of the mining interests of the Bell Flat Project which is located in Churchill County, Nevada and currently consists of 11 unpatented claims (the “Property”).

Annual option payments and minimum annual exploration expenditures under DPE Agreement are as noted below:

	Property	Work
	Payments	Expenditures
Upon Execution of the Agreement	$5,000	$-
By May 21, 2014	10,000	50,000
By May 21, 2015	15,000	150,000
By May 21, 2016	20,000	150,000
By May 21, 2017	30,000	200,000
By May 21, 2018	40,000	350,000
By May 21, 2019	50,000	300,000
By May 21, 2020	50,000	300,000
By May 21, 2021	50,000	300,000
By May 21, 2022	50,000	200,000
By May 21, 2023	50,000	250,000
By May 21, 2024	250,000	750,000
	$620,000	$3,000,000

Since our payment obligations are non-refundable, if we do not make any payments under the DPE Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the DPE Agreement gives the Company a 60-day grace period to pay the amount of the deficiency. DPE retained a 3% net smelter royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.  The Company shall have the one time right exercisable for 90 days following completion of the initial feasibility study to buy up to 50% of DPE’s 3% royalty interest for $3,000,000.  Any exercise of its option to the Property rights under the DPE Agreement requires a yearly advance royalty payment of $20,000, up to $200,000.

The Company may use DPE for its mineral exploration expertise on the Property. Furthermore, both the Company and DPE have the right to assign, sell, mortgage or pledge their rights in the DPE Agreement or the Property. In addition, any mineral interests staked, located, granted or acquired by either the Company or DPE which are located within a 1 mile radius of the Property will be included in the option granted to the Company.

The Company has the right to assign, sell, mortgage or pledge its rights in the DPE Agreement or on the Property..  The Company can terminate the DPE Agreement at any time but must pay fees and expenses to maintain the Property in good standing for one year thereafter.  The parties are discussing amendments to the property option agreement.

Description and Location of the Bell Flat Project

The Bell Flat Project is comprised of 11 unpatented mining claims covering a total of 220 acres located within the Walker Lane trend, Churchill County, Nevada.  The property is located approximately 15 miles north of Gabbs, Nevada.  This project represents a grass roots exploration property with no defined resource.

Exploration History of the Bell Flat Project

Historic work in the area was initiated in the early 1900’s when prospectors discovered copper oxides within an exposed granitic sill on the south end of the property.  Extensive soil and rock sampling, geophysical surveys and modest drilling have identified various anomalous concentrations of elements.  In particular, an area of elevated magnesium values ranging from 3 to 12 percent exist in soil samples collected during the 2006 field season.  The spacing of the soil grid was completed on 100 feet intervals east-west and approximately 500 feet intervals north-south.  The elevated values occur within an area 300 to 400 feet in width and over a distance of 2,500 feet in length.  Any previous drill samples collected within or near the area of elevated magnesium results were not assayed for magnesium and no sample medium from the previous drilling is available for testing.

Geology of the Bell Flat Project

The Bell Flat Project encompasses a northwesterly trending structural zone which also hosts low grade gold and silver.  The structure cuts Tertiary felsic volcanic rocks and Triassic sediments.  The Triassic sediments are the host rock for the nearby magnesium mine located near Gabbs, Nevada.  Based on geologic mapping and geochemical sampling, it is likely that hydrothermally altered dolomite carries the magnesium minerals.  Shallow pits, trenches, a shaft and a few drill holes have encountered gold and silver within argillized shale and jasperoid developed along the contact of the sediments and younger volcanic rocks.  Clay altered felsic volcanic tuff also contains some gold and silver.   The above hydrothermally altered rocks are capped by post-mineral basalt and wind-blown sand obscuring additional potential.
Current State of Exploration

The Bell Flat Project does not have any reportable mineral resources or reserves. The Property has seen only cursory prospecting. There has been no production of metals from the Property in the past.

Geological Exploration Program

The Company has not yet undertaken any exploration on the Bell Flat Project.  However, the Company is working with DPE in the preparation of a budget and exploration program.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “AMGC” (previously the Company’s stock traded under the symbol “DAKO”). The following table sets forth the quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the fiscal years ending April 30, 2013 and April 30, 2012:

Fiscal Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2013	Fourth Quarter	$0.05	$0.02
	Third Quarter	$0.05	$0.02
	Second Quarter	$0.05	$0.02
	First Quarter	$0.05	$0.02
2012	Fourth Quarter	$0.05	$0.03
	Third Quarter	$0.05	$0.03
	Second Quarter	$0.05	$0.03
	First Quarter	$0.11	$0.06

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On August 12, 2013, there were approximately 34 holders of record of the Company’s common stock.

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

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

Overview

We are a natural resource exploration company with an objective of acquiring, exploring, and if warranted and feasible, exploiting natural resource properties. Our primary focus in the natural resource sector ismagnesium We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

Plan of Operation

During the twelve-month period ending April 30, 2014, our objective is to commence an exploration program on the Bell Flat Project.  The Company received an additional $20,000 under its related party bridge loan on August 20, 2012.  The cash from this related party bridge loan is not sufficient to fund all of our planned operations for the next twelve months.  The Company expects that it will need approximately $122,000 to fund its operations during the next twelve months which will include property option payments, exploration of its Property as well as the costs associated with maintaining an office and its reporting obligations as a public company. In order to develop its Property, the Company will need to obtain additional financing.  Management may seek additional capital through the sale of its common stock.  Although there are no assurances that management’s plans will be realized, management believes that the Company will be able to continue operations in the future.

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

We do not anticipate any equipment purchases in the twelve months ending April 30, 2014.

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

Bell Flat Project

On July 19, 2013, the Company executed the DPE Agreement granting the Company the right to acquire 100% of the mining interests of the Bell Flat Project, located in Churchill County, Nevada and currently consists of 11 unpatented claims.  Upon execution of the DPE Agreement, the Company paid DPE $5,000. The Agreement requires the Company to make $620,000 in additional property option payments and incur $3,000,000 in exploration expenditures on the Property by May 21, 2024.

Crescent Fault Property

On July 20, 2013, the Company terminated the Minquest Agreement. The Company has determined that the Crescent Fault Property no longer fits with its business parameters as the Company is changing its exploration emphasis from gold to magnesium.

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. It is estimated that such fees and expenses will be $5,135.

Caldera Property

On August 17, 2012, the Company terminated the Caldera Property Option Agreement.  The Company determined that the Caldera Property no longer fits with its business parameters.

As a result of such termination, the Caldera Property has been returned to the Property Owners and the Company paid $7,000 for fees and expenses in order to maintain the property in good standing until August 2013. The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Agreement.

Results of Operations

We did not earn any revenues during the years ended April 30, 2013 or 2012.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our Property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the fiscal year ended April 30, 2013 we had a net loss of $62,951 compared to a net loss of $96,705 for the fiscal year ended April 30, 2012.  The decrease in the net loss was largely a reduction in property acquisition costs as in the current year the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Agreement while in the prior period the Company paid $25,000 under the Caldera Property Option Agreement.  Additionally, the Company incurred $8,806 in mineral property exploration expenditures for the fiscal year ended April 30, 2013 compared to $33,376 for the fiscal year ended April 30, 2012.  In  fiscal 2013 the Company did not perform any significant exploration on the Crescent Fault or Caldera properties while in fiscal 2012 the Company began planning its exploration program on the Caldera Property.  General and administrative expenses increased to $44,106 in fiscal 2013 from $34,191 in fiscal 2012 as a result of filing and professional fees associated with the filing of the Company’s registration statement on Form S-1 in fiscal 2013.

Liquidity and Capital Resources

We have funded our operations entirely from capital raised from our private offerings of securities from March 2011 through September 2011 and from a bridge loan. Between March 2011 and September 2011 we sold an aggregate of 2,300,000 shares of our common stock for aggregate gross proceeds of $130,000.  In August 2010, we received a bridge loan (“Bridge Loan”) in the original principal amount of $80,000. which was due August 20, 2011. On August 20, 2011, the term of the loan was extended until August 20, 2012 and the principal amount was increased to $84,000.  On August 27, 2012, the Company’s entered in a bridge loan agreement to extend the Bridge Loan in the original principal amount of $84,000 which was due on August 20, 2012 to August 20, 2013 and to increase the principal amount of the loan to  $108,200. The loan is unsecured, bears interest at 5% per year, and may be repaid in its entirety upon 15 day’s notice to the lender.

We had cash of $3,660 and negative working capital of $111,233 as of April 30, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$67,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Bell Flat Project;

•	$55,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the fiscal year ended April 30, 2013 was $53,336 compared to $86,274 for the fiscal year ended April 30, 2012.  A significant portion of the decrease was due to a decrease in the net loss to $62,951 for the fiscal year ended April 30, 2013 from $96,705 for the fiscal year ended April 30, 2012.  Partially offsetting the impact of the decreased net loss was the impact of the property acquisition costs.  For the fiscal year ended April 30, 2013, the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Agreement while in the fiscal year ended April 30, 2012 the Company paid $25,000 under the Caldera Property Option Agreement.    Changes in working capital included inflows of $1,281 and $6,128 respectively from changes in prepaid expenses for the fiscal years ended April 30, 2013 and 2012 while there were inflows of $3,295 and $165 respectively from changes in accounts payable and accrued liabilities for the fiscal years ended April 30, 2013 and 2012.  There were no investing activities in either year.   Financing activities for the fiscal year ended April 30, 2013 consisted of $20,000 received from the proceeds of a loan while in the fiscal year ended April 30, 2012 financing activities were the result of $100,000 received in proceeds from a private placement.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement.  The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $122,000 to fund its operations through April 30, 2014.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

The Company incurred a net loss of $230,997 for the period from August 1, 2010 (inception of the exploration stage ) to April 30, 2013 and has no sales. Current cash available to the Company is not sufficient to continue all of our planned activities for the next twelve months. In addition, we anticipate generating losses and therefore we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities that could result should we be unable to continue as a going concern.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2013. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

Item 7A                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                                 Financial Statements

AMERICAN MAGNA CORP.

(formerly DAKOTA GOLD CORP.)

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2013 and 2012

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets (Audited)
April 30, 2013 and 2012	F - 2

Statements of Operations (Audited) for the
Years Ended April 30, 2013 and 2012 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2013	F - 3

Statement of Stockholders’ Equity (Audited)
Since October 27, 2006 (inception) to April 30, 2013	F - 4

Statements of Cash Flows (Audited) for the
Years Ended April 30, 2013 and 2012 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2013	F – 5

Notes to Financial Statements	F - 7

DKM Certified Public Accountants	2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Magna Corp.

We have audited the accompanying balance sheet of American Magna Corp formerly Dakota Gold as of April 30, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from inception of the exploration (August 1, 2010) through April 30, 2013 and the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  American Magna Corp.  from beginning exploration (August 1, 2010) through April 30, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants
DKM Certified Public Accountants
Clearwater, Florida
August 12, 2013

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
BALANCE SHEETS
(Audited)

	April 30,	April 30,
	2013	2012
ASSETS
Current Assets
Cash	$3,660	$36,996
Prepaid expenses	877	2,158
Total Current Assets	4,537	39,154

Total Assets	$4,537	$39,154

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$3,820	$525
Related party bridge loan and accrued interest payable	111,950	86,911
Total Current Liabilities	115,770	87,436

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 2,345,998 shares at
April 30, 2013 (April 30, 2012 – 2,345,998)	2,346	2,346
Paid-in capital	204,704	204,704
Accumulated deficit	(87,286)	(87,286)
Deficit accumulated since inception of exploration stage	(230,997)	(168,046)

Total Stockholders’ Equity (Deficit)	(111,233)	(48,282)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,537	$39,154

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			Cumulative
			Since
			August 1, 2010,
	For the Year Ended		Inception of
	April 30,		Exploration
	2013	2012	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral property exploration expenditures	8,806	33,376	49,126
General and administrative	44,106	34,191	114,049
Mineral property acquisition payments	5,000	25,000	55,000

Net Loss from Operations	(57,912)	(92,567)	(218,175)

Other Income (Expense)
Write-down of property and equipment	—	—	(872)
Interest expense	(5,039)	(4,138)	(11,950)

Net Other Income (Expense)	(5,039)	(4,138)	(12,822)

Net Loss	$(62,951)	$(96,705)	$(230,997)

Basic and Diluted Loss Per Share	$(0.03)	$(0.06)

Weighted Average Shares Outstanding	2,345,998	1,672,025

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
 (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Audited)

				Deficit	Deficit
				Accumulated	Accumulated
				Prior to	During
	Common Stock		Paid-In	Exploration	Exploration
	Shares (1)		Capital	Stage	Stage	Total
Balance at October 27, 2006 (inception)	—	$—	$—	$—	—	$—

Common Stock Issued to Founder at $0.001 per share, October 2006	600,000	600	10,400	—	—	11,000
Common stock issued for cash November 2006 at $.20 per share	12,500	12	2,488	—	—	2,500
March 2007 at $.30 per share	129,998	130	38,870	—	—	39,000
April 2007 at $.30 per share	20,500	21	6,129	—	—	6,150
Common stock issued for services rendered through April 30, 2007 at $0.30 per share	30,000	30	8,970	—	—	9,000
Net Loss	—	—	—	(27,586)	—	(27,586

Balance April 30, 2007	792,998	793	66,857	(27,586)	—	40,064
Net Loss	—	—	—	(18,733)	—	(18,733)

Balance April 30, 2008	792,998	793	66,857	(46,319)	—	21,331
Net Loss	—	—	—	(16,971)	—	(16,971)

Balance April 30, 2009	792,998	793	66,857	(63,290)	—	4,360
Net Loss	—	—	—	(11,885)	—	(11,885)

Balance April 30, 2010	792,998	793	66,857	(75,175)	—	(7,525)
Contribution from a shareholder	—	—	9,400	—	—	9,400
Shares returned for cancellation – Aug 16, 2010	(450,000)	(450)	450	—	—	—
Common Stock Issued to private investors at $0.10 per share, March 2, 2010	3,000	3	29,997	—	—	30,000
Net Loss	—	—	—	(12,111)	(71,341)	(83,452)

Balance April 30, 2011	345,998	$346	$106,704	$(87,286)	$(71,341)	$(51,577)
Common Stock Issued to an officer and director at $0.05 per share, September 1, 2011	2,000,000	2,000	98,000	—	—	100,000
Net Loss	—	—	—	—	(96,705)	(96,705)

Balance April 30, 2012	2,345,998	$2,346	$204,704	$(87,286)	$(168,046)	$(48,282)
Net Loss	—	—	—	—	(62,951)	(62,951)

Balance April 30, 2013	2,345,998	$2,346	$204,704	$(87,286)	$(230,997)	$(111,233)

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			Cumulative
			Since
			August 1 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(62,951)	$(96,705)	$(230,997)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	—	872
Depreciation	—	—	—
Accrued interest	5,039	4,138	11,950
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	1,281	6,128	(877)
Increase (Decrease) in accounts payable and accrued liabilities	3,295	165	(7,393)

Net Cash Used in Operating Activities	(53,336)	(86,274)	(226,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	100,000	130,000
Proceeds from bridge loan payable	20,000	—	100,000
Proceeds from loan payable – shareholder	—	—	—

Net Cash Provided by Financing Activities	20,000	100,000	230,000

Net Increase in Cash and Cash Equivalents	(33,336)	13,726	3,555
Cash and Cash Equivalents – Beginning of Year	36,996	23,270	105
Cash and Cash Equivalents – End of Year	$3,660	$36,996	$3,660

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)
(Continued)

			Cumulative
			Since
			August 1, 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2013	2012	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
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

On August 16, 2010, Mr. Nijjar returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding which was a number that Mr. Nijjar, who was also a director of the Company, considered more in line with the Company’s business plans at that time.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,998 issued and outstanding common shares of the Company at that time.

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

Effective as of August 1, 2012 the Board of Directors of the Company elected Mr. Herb Duerr President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director of the Company.  Mr. Bobby Nijjar remained the Secretary and a Director of the Company.

On May 21, 2013, Mr. Bobby Nijjar, as the holder of 2,000,000, or 85.3%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Dakota Gold Corp. to “American Magna Corp.”  In connection with the change of the Company’s name to American Magna Corp. the Company intends to change its business from an emphasis on gold exploration to magnesium exploration.  The Company received final regulatory for the name change on July 2, 2013.  In relation to the name and business emphasis change, subsequent to April 30, 2013 the Company terminated its Crescent Fault Property and entered into a Property Option Agreement for the Bell Flat Property (note 4).

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the development stage and has no products or services as of April 30, 2013.  We are currently an exploration stage company as defined by the U.S. Securities and Exchange Commission (“SEC”) and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $230,997 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2013.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, our Secretary and director of the Company and on August 20, 2012 the Company received an additional $20,000 under its related party bridge loan.  The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $122,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2013 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current andnon-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended April 30, 2013 or for years ended April 30, 2013 or 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2013 and 2012 there were no income tax or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11 which amends the guidance in ASC 210, Balance Sheet (ASC 210). The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is effective for annual periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

In June 2011, the FASB issued Accounting Standards ASU 2011-05 to amend the guidance on the presentation of comprehensive income in ASC 220. ASU 2011-05 requires companies to present a single statement of comprehensive income or two separate but consecutive statements, a statement of operations and a statement of comprehensive income. ASU 2011-05 eliminates the alternative to present comprehensive income within the statement of equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU should be applied retrospectively and is effective for annual periods beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, which deferred the changes in ASU 2011-05 that relate to the presentation of reclassifications out of accumulated other comprehensive income.

In May 2011, the FASB issued ASU 2011-04, which amends the guidance on fair value measurement in ASC 820 to converge the fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”) fair value measurement and disclosure requirements. The amendments change the wording used to describe the requirements for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2011, applied prospectively.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This pronouncement was issued to address implementation issues about the scope of Accounting Standards Update No. 2011-11 and to clarify the scope of the offsetting disclosures and address any unintended consequences. This pronouncement is effective for reporting periods beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, ‘Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This pronouncement was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (i.e. inventory) instead of directly to income or expense in the same reporting period. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012.

NOTE 4 – MINERAL PROPERTY INTERESTS

Bell Flat Project

On July 19, 2013 the Company executed a property option agreement (the “Agreement”) with Desert Pacific Exploration, Inc. (“DPE”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  DPE, the owner of the Bell Flat Project, is an affiliate controlled by the wife of the Company’s President and CEO.   Mr. Duerr was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement.  The property known as the Bell Flat project is located in Churchill County, Nevada and currently consists of 11 unpatented claims (the “Property”).  Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

	($) Property Payments	($) Work Expenditures
Upon Execution of Agreement	$5,000	$-
May 21, 2014	10,000	50,000
May 21, 2015	15,000	150,000
May 21, 2016	20,000	150,000
May 21, 2017	30,000	200,000
May 21, 2018	40,000	350,000
May 21, 2019	50,000	300,000
May 21, 2020	50,000	300,000
May 21, 2021	50,000	300,000
May 21, 2022	50,000	200,000
May 21, 2023	50,000	250,000
May 21, 2024	250,000	750,000
Totals:	$620,000	$3,000,000

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  DPE retained a 3% royalty of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company shall have the one time right exercisable for 90 days following completion of the initial feasibility study to buy up to one half (50%) of the DPE’s NSR interest (i.e. an amount equal to 1.5% of the NSR interest) for $3,000,000. The right to purchase the said NSR interest shall be exercised by the Company providing DPE with notice of the purchase accompanied by payment in the amount of $3,000,000.

The Agreement will terminate if the Company fails to comply with any of its obligations in the Agreement and fails to cure such alleged breach. If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving notice to DPE.  The parties are discussing amendments to the property option agreement.

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

On July 20, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Crescent Fault Property Agreement.  The Company has determined that the Crescent Fault Property no longer fits with its business parameters as the Company is changing its exploration emphasis from gold to magnesium.

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. It is estimated that such fees and expenses will be $5,135.

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

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  On August 17, 2012 the Company paid MinQuest $5,000 upon execution of the Agreement.  As a result of the property containing no known reserves or resources, the property option payment has been expensed in the Statement of Operations at April 30, 2013.

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

As a result of such termination, the Caldera Property has been returned to the Property Owners and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. It is estimated that such fees and expenses will not exceed an aggregate of approximately $7,000.  The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Agreement.

NOTE 5 – RELATED PARTY BRIDGE LOAN AND ACCRUED INTEREST PAYABLE

On August 20, 2010, the Company closed a Bridge Loan Agreement (the “Loan”) for $80,000 with a minority shareholder.  The Loan bearsinterest at 5% per year and is due on August 20, 2011.  The Loan may be repaid in its entirety including the outstanding interest earlier than the due date by the Company advising the lender of such intent to repay 15 days prior to the anticipated date of repayment. The Loan is unsecured.

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

Interest expense of $5,039 (2012 - $4,138) has been accrued for the year ended April 30, 2013.

The total related party bridge loan payable and accrued interest balance at April 30, 2013 is $111,950 which includes total loan proceeds of $100,000 and accrued intest of $11,950.

NOTE 6 - COMMON STOCK TRANSACTIONS

Common Share Transactions

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

Share Cancellation

On August 16, 2010, Mr. Daulat Nijjar, returned 450,000 common shares to the Company for cancellation.  Mr. Nijjar returned the shares for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding; a number that Mr. Nijjar, who is also a director of the Company, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 common shares, or 57.6%, of the remaining 342,998 issued and outstanding common shares of the Company at that time.

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2013	2012
Non-capital losses carried forward	109,900	86,800
Less: valuation allowance	(109,900)	(86,800)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2012 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2013	2012
Computed expected tax benefit	23,100	32,900
Change in valuation allowance	(23,100)	(32,900)
Income tax provision	-	-

As of April 30, 2013, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $323,282 (2012 - $255,300) which begin expiring in 2027.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending April 30, 2008 through 2013. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending April 30, 2006 through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended April 30, 2013 and 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 19, 2013 the Company entered into the DPE Agreement with DPE granting the Company the right to acquire 100% of the mining interests of the Bell Flat Project.  Herb Duerr, our Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and a director is the Vice President of DPE.  Naomi Duerr, Mr. Duerr’s wife is President of and controls DPE.  Mr. Duerr was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement (note 4).

In August 2010, we received a bridge loan from a minority shareholder in the original principal amount of $80,000. which was due August 20, 2011. On August 20, 2011, the term of the loan was extended until August 20, 2012 and the principal amount was increased to $84,000.  On August 27, 2012, the Company’s entered in a bridge loan agreement to extend the Bridge Loan in the original principal amount of $84,000 which was due on August 20, 2012 to August 20, 2013 and to increase the principal amount of the loan to  $108,200. The loan is unsecured, bears interest at 5% per year, and may be repaid in its entirety upon 15 day’s notice to the lender (note 5).

Effective August 13, 2010, the Company began paying one of its Directors $500 per month to serve on its Board of Directors.  In addition, effective January 1, 2012 the Company began paying its sole executive officer $500 to serve on the Board of Directors.  Effective August 2, 2012 one of the Company’s directors resigned and as a result the agreement between the director and the Company was terminated.  The total amount paid to the two individuals for directors’ fees for year ended April 30, 2013 was $7,500 (2012 - $8,000).  Also, for the year ended April 30, 2013, the Company paid its sole executive officer $6,000 (2012- $2,000) for management services rendered to the Company.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On August 1, 2012 the Company renewed the lease for its shared office space for one year at a rate of $249 per month.  It is expected that the Company will renew its office lease for another year commencing August 1, 2013.

NOTE 10 - SUBSEQUENT EVENTS

See Notes 4 and 8.

Item 9.                                Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2012 the audit firm of Drake & Klein CPA’s changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2013, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2013 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number ofpersons dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the persons now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Name	Position Held with the Company	Age	Date First Appointed
Herb Duerr	Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and Director	60	August 1, 2012
Bobby Nijjar	Secretary and Director	39	August 31, 2011

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers.

Herb Duerr has over 25 years of experience in mineral exploration geology within the United States, Latin America and Europe. He has been involved in the exploration and drilling of mines, acquisition of metal resources, and worked with major mining companies on the examination of over a thousand mineral properties. Since 1996 Mr. Duerr has been a Vice President of MinQuest, Inc., since 1989 he has been a co-owner of Nevada Mine Properties II, Inc., and since 1994 he has been Vice President of Desert Pacific Exploration, Inc.  All three of these entities are privately-owned mineral exploration companies. Mr. Duerr is also currently a director of Iconic Minerals (since October 2009), St-Georges Platinum & Base Metals Ltd. (since December 2012) and American Consolidated Minerals (since September 2006). Mr. Duerr has a Bachelor of Science Degree from Florida Atlantic University in geology.  Mr. Duerr was appointed as a director of the Company as a result of his industry experience.

Bobby Nijjar has been involved in residential real estate since 2006. From 2006 to 2008 he was employed by Keller Williams Realty and from 2008 to current he has worked as a realtor at Legacy Real Estate and Associates. Both of these firms are privately-owned real estate businesses located in Fremont, California. In 2002 he completed a Bachelor of Science Degree with a dual major of Business Administration and Marketing from the University of Phoenix. Mr. Nijjar was appointed a director of the Company as a result of his business experience and as a result of him becoming the Company’s controlling shareholder.

There are no family relationships among our directors or officers.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director is a party adverse to our company or has a material interest adverse to it.  There are no agreements with respect to the election of directors. Other than as described below, we have not compensated our directors for service on our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is seeking additional Board members whom it hopes will qualify as such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements except that Herb Duerr failed to timely file a Form 3 reporting his appointment as an officer and director of the Company and failed to file a Form 4 reporting his acquisition of 15,000,000 shares of common stock and Bobby Nijjar failed to file a Form 4 reporting that he is no longer holds certain positions with the Company.

Code of Ethics

The Company has not adopted a Code of Ethics because of its small size and limited resources, and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2013 or 2012.

SUMMARY COMPENSATION TABLE

					Non-Equity	Nonqualified	All
Name and			Stock	Option	Incentive Plan	Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Herb Duerr (1)	2013	6,000(3)	0	0	0	0	0	0	6,000
President, Chief Executive Officer and director	2012	0	0	0	0	0	0	0	0
Bobby Nijjar (2)	2013	6,000	0	0	0	0	0	0	6,000
Secretary & Director	2012	4,000 (3)	0	0	0	0	0	0	4,000

(1)
Effective as of August 1, 2012 Board of Directors of the Company elected Herb Duerr as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director of the Company.

(2)
Effective as of August 1, Mr. Bobby Nijjar resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer of the Company. Mr. Bobby Nijjar remained as Secretary and Director

(3)	Represents payments made to Messrs. Duerr and Nijjar pursuant to their respective service agreements.

Since inception, we have not paid compensation exceeding $100,000 per year to any of our executive officers.

Service Agreements

On August 1, 2012 we entered into a service agreement with Herb Duerr for serving as a director and officer of the Company.  Mr. Duerr is paid $600 per day to provide geological and consulting services to the Company.

On January 1, 2012, we entered into a service agreement with Bobby Nijjar for serving as a director and officer of the Company.  Mr. Nijjar is paid $500 per month while he continues to serve as an officer and director of the Company.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2013.

Compensation of Directors

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jim Poulter(1)	2013	1,500	0	0	0	0	0	1,500
	2012	6,000	0	0	0	0	0	6,000
(1)	Mr. Poulter resigned from our Company on August 2, 2012.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of August 12, 2013, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 17,345,998 shares of common stock which are issued and outstanding as of July 20, 2012.  Unless indicated otherwise, all addresses below are c/o American Magna Corp., 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Herb Duerr Bobby Nijjar	15,000,000 2,000,000	86.5% 11.5%
Directors and Officers as a Group (2 individuals)	17,000,000	98.0%

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On July 19, 2013 the Company entered into the DPE Agreement with DPE granting the Company the right to acquire 100% of the mining interests of the Bell Flat Project.  Herb Duerr, our Chairman, President, Chief  Executive Officer, Chief Operating Officer, Treasurer, and a director is the Vice President of DPE.  Naomi Duerr, Mr. Duerr’s wife is President of and controls DPE.  Mr. Duerr was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement.  The parties are discussing amendments to the property option agreement.

In August 2010, we received a bridge loan from Jason Bain who is a minority shareholder in the original principal amount of $80,000. which was due August 20, 2011. On August 20, 2011, the term of the loan was extended until August 20, 2012 and the principal amount was increased to $84,000.  On August 27, 2012, the Company’s entered in a bridge loan agreement to extend the Bridge Loan in the original principal amount of $84,000 which was due on August 20, 2012 to August 20, 2013 and to increase the principal amount of the loan to  $108,200. The loan is unsecured, bears interest at 5% per year, and may be repaid in its entirety upon 15 day’s notice to the lender.

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

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, DKM Certified Public Accountants (formerly known as Drake & Klein CPA’s), for the fiscal years ending April 30, 2013 and 2012 are set forth below:

	Fiscal year ending April 30, 2013	Fiscal year ending April 30, 2012
Audit Fees	$8,500	$8,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of April 30, 2013, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
3.3	Amended Articles of Incorporation (13)
10.1	Bridge Loan Agreement dated August 20, 2010 (3)
10.2	Caldera Property Option Agreement, dated September 10, 2010, by and between Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation and Coastline Corporate Services, Inc. (4)
10.3	Form of Regulation S Subscription Agreement (5)
10.4	Service Agreement dated August 13, 2010 by and between Jim Poulter and Dakota Gold Corp. (6)
10.5	Bridge Loan Agreement dated August 20, 2011 (7)
10.6	Form of Regulation D Subscription Agreement (8)
10.7	Service Agreement dated January 1, 2012 by and between Bobby Nijjar and Dakota Gold Corp. (9)
10.8	Service Agreement dated August 1, 2012 by and between Herb Duerr and Dakota Gold Corp. (10)
10.9	Crescent Fault Property Option Agreement, dated August 17, 2012 by and between MinQuest, Inc. and Dakota Gold Corp. (11)
10.10	Bridge Loan Agreement dated August 27, 2012 (12)
10.12	Bell Flat Property Option Agreement, dated July 19, 2013 by and between Desert Pacific Exploration, Inc. and American Magna Corp. Dakota Gold Corp. (14)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Incorporated herein by reference to Appendix E to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010 (2) Incorporated herein by reference to Appendix F to Schedule 14C, filed with the Securities and Exchange Commission on October 13, 2010
(3) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 24, 2010.
(4) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 13, 2010.
(5) Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on August 9, 2011.
(6) Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on August 9, 2011.

(7) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 8, 2011.
(8) Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on July 23, 2012.
(9) Incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K filed with the SEC on July 23, 2012.
(10) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2012.
(11) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2012.
(12) Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on August 31, 2012.
 (13) Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 9, 2013.
(14) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 23, 2013.

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

AMERICAN MAGNA CORP.

Dated: August 12, 2013	By: /s/ Herb Duerr
Name: Herb Duerr
Title: President, Chief Executive and Operating Officer, Secretary and Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Herb Duerr Herb Duerr	Director, President, Chief Executive and Operating Officer, and Treasurer (Principal Executive, Financial, and Accounting Officer)	August 12, 2013

/s/ Bobby Nijjar Bobby Nijjar	Secretary and Director	August 12, 2013