Form 10-Q
period 2013-07-31
American Magna Corp
filed 2013-09-16
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________
Commission file number 000-53630

AMERICAN MAGNA CORP.

_______________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,345,998 shares of common stock, $0.001 par value, issued and outstanding as of September 10, 2013.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	July 31,	April 30,
	2013	2013
ASSETS
Current Assets
Cash	$740	$3,660
Prepaid expenses	200	877
Total Current Assets	940	4,537

Total Assets	$940	$4,537

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$29,556	$3,820
Related party bridge loan and accrued interest payable	113,314	111,950
Total Current Liabilities	142,870	115,770

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 17,345,998 shares at
July 31, 2013 (April 30, 2013 – 2,345,998)	17,346	2,346
Paid-in capital	339,704	204,704
Accumulated deficit	(87,286)	(87,286)
Stock performance contingency	(150,000)	—
Deficit accumulated since inception of exploration stage	(261,694)	(230,997)

Total Stockholders’ Equity (Deficit)	(141,930)	(111,233)

Total Liabilities and Stockholders’ Equity (Deficit)	$940	$4,537

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			Cumulative
			Since
			August 1, 2010,
	For the Three Months Ended		Inception of
	July 31,		Exploration
	2013	2012	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral property exploration expenditures	8,748	4,104	57,874
General and administrative	15,585	12,752	129,634
Mineral property acquisition payments	5,000	—	60,000
	29,333	16,856	247,508

Net Loss from Operations	(29,333)	(16,856)	(247,508)

Other Income (Expense)
Write-down of property and equipment	—	—	(872)
Interest expense	(1,364)	(1,059)	(13,314)

Net Other Income (Expense)	(1,364)	(1,059)	(14,186)

Net Loss	$(30,697)	$(17,915)	$(261,694)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	4,302,520	2,345,998

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1 2010
	For the Three Months Ended		Inception of
	July 31,	July 31,	Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(30,697)	$(17,915)	$(261,694)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	—	872
Accrued interest	1,364	1,059	13,314
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	677	(5,005)	(200)
Increase (Decrease) in accounts payable and accrued liabilities	25,736	6,561	18,343

Net Cash Used in Operating Activities	(2,920)	(15,300)	(229,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	—	130,000
Proceeds from bridge loan payable	—	—	100,000

Net Cash Provided by Financing Activities	—	—	230,000

Net Increase in Cash and Cash Equivalents	(2,920)	(15,300)	635
Cash and Cash Equivalents – Beginning of Year	3,660	36,996	105
Cash and Cash Equivalents – End of Year	$740	$21,696	$740

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)
			Cumulative
			Since
			August 1, 2010
	For the Three Months Ended		Inception of
	July 31,	July 31,	Exploration
	2013	2012	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the Three Months Ended July 31, 2013
(unaudited)
NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization and Basis of Presentation

American Magna Corp. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was originally established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the U.S. Securities and Exchange Commission (“SEC”).

On August 18, 2010, Mr. Daulat Nijjar, as the holder of 197,500, or at that time 57.6%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Coastline Corporate Services, Inc. to Dakota Gold Corp.  In connection with the change of the Company’s name to Dakota Gold Corp. the Company intended to change its business to mineral resource exploration and move its domicile to Nevada.  In order to undertake the name, business and domicile change, the Company incorporated a wholly-owned subsidiary in Nevada named Dakota Gold Corp. and merged Coastline Corporate Services, Inc. with the new subsidiary.  The Company received final regulatory for the name, business, and domicile change on November 26, 2010 and is now a Nevada corporation.

On May 21, 2013, Mr. Bobby Nijjar, as the holder of 2,000,000, or at that time 85.3%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Dakota Gold Corp. to “American Magna Corp.”  In connection with the change of the Company’s name to American Magna Corp. the Company changed its business from an emphasis on gold exploration to magnesium exploration.  The Company received final regulatory for the name change on July 2, 2013.  In relation to the name and business emphasis change, subsequent to April 30, 2013 the Company terminated its Crescent Fault Property and entered into a Property Option Agreement for the Bell Flat Project (note 4).

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the development stage and has no products or services as of July 31, 2013.  We are currently an exploration stage company as defined by the SEC and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Magna Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2013 has been omitted.  The results of operations for the three month period ended July 31, 2013 are not necessary indicative of results for the entire year ending April 30, 2014 or for any future interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $261,694 for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2013.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On September 1, 2011 the Company issued 2,000,000 common shares at $0.05 per share for a total offering price of $100,000 to Mr. Bobby Nijjar, our Secretary and director and on August 20, 2012 the Company received an additional $20,000 under its related party bridge loan.  The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $116,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2013 the company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2013.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the years ended April 30, 2013 or 2012. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2013 and 2012 there were no income tax or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2013 through the date these financial statements were issued.

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

On August 26, 2013 the Company and DPE amended the Agreement to clarify certain provisions of the Agreement.  Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

	Property Payments $	Work Expenditures $
Upon Execution of Agreement	5,000
August 26, 2014	10,000	50,000
August 26, 2015	15,000	150,000
August 26, 2016	20,000	200,000
August 26, 2017	30,000	350,000
August 26, 2018	40,000	400,000
August 26, 2019	50,000	450,000
August 26, 2020	50,000	500,000
August 26, 2021	50,000	550,000
August 26, 2022	50,000	600,000
August 26, 2023	-	750,000
Totals:	320,000	4,000,000

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the 2012 claim fees of $1,715 at July 31, 2013.  The 2013 claim fees were due on August 31, 2013 and as such the Company will record those fees in the subsequent quarter.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Agreement are made, then we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  DPE retained a 3% net smelter royalty (“NSR”) of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company shall have the one time right exercisable for 90 days following completion of a publicly disclosed  preliminary feasibility study or preliminary economic assessment to buy up to one half (50%) of the DPE’s NSR interest (i.e. an amount equal to 1.5% of the NSR interest) for $3,000,000. The right to purchase the said NSR interest shall be exercised by the Company providing DPE with notice of the purchase accompanied by payment in the amount of $3,000,000.  Upon the completion of the work commitments and option payments and the exercise of the option under the Agreement, DPE is to receive an advance royalty payment of $20,000 per year to be paid in cash. Payment is to be paid within 30 days of completing the terms of the option under the Agreement and any subsequent annual anniversary within the following framework:

(i)	The advance royalty is to be capped at $500,000 in total and shall be deducted from any future royalty obligations under the NSR; and
(ii)	The advance royalty will cease on the commencement of payment by the Company of the NSR royalty to DPE for a period of three consecutive years of production; and
(iii)	The advance royalty will not recommence at any future date once a minimum of three consecutive years of production has been achieved or there has been 25 years without production.

The Agreement will terminate if the Company fails to comply with any of its obligations under the Agreement and fails to cure such alleged breach within 30 days written notice from DPE.  If the Company gives notice that it denies a default has occurred, the matter shall be determined finally through such means of dispute resolution as such matter has been subjected to by either party. The Agreement provides that all disputes shall be resolved by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right to terminate the Agreement by giving 30 days written notice to DPE.

As part of the Agreement, the Company issued 15,000,000 shares of common stock to DPE to a binding escrow agreement (note 6).

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. It is estimated that such fees and expenses will be $5,234.  The Company has accrued these fees at July 31, 2013.

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

On August 27, 2013, the bridge loan in the principal amount of $108,200 accruing interest at 5% per year was extended by the holder.  The previous bridge loan which was due August 20, 2013 was renewed into a new loan of $113,610  bearing interest at 5% per year and being due on August 20, 2014.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2014 as long as the Company advises the lender of such intent to repay 15 days in advance.

At July 31, 2013 the total balance of the loan was $113,314 including aggregate accrued interest.  Total interest expense of $1,364 (2012 - $1,059) has been accrued for the three months ended July 31, 2013.

NOTE 6 - COMMON STOCK TRANSACTIONS

Escrow Agreement

As part of its Bell Flat Property Agreement (the “Agreement”) with DPE (note 4) the Company issued 15,000,000 shares of common stock to DPE to a binding Escrow Agreement.  Simultaneous with the execution and delivery of the Escrow Agreement the Company and DPE agreed that the stock certificate representing the 15,000,000 shares of common stock (the “Shares”) shall be delivered to the Escrow Agent. The Shares are duly authorized, fully paid and non-assessable and constitute issued and outstanding shares of the Company.

If, on or before January 2, 2014 the Escrow Agent has received notification from either the Company or DPE that

(A)	the Agreement is terminated, then the Escrow Agent shall return the Shares to the Company for cancellation, or
(B)	the Agreement is in good standing, then 3,000,000 of the Shares shall be released to DPE and the balance of the Shares shall remain in escrow subject to the terms of the Escrow Agreement.

If, on or before January 2, 2015 the Escrow Agent has have received notification from either the Company or DPE that

(A)	the Agreement is terminated, then the Escrow Agent shall return the remaining Shares to the Company for cancellation, or
(B)	the Agreement is in good standing, then 5,000,000 of the remaining Shares shall be released to DPE and the balance of the Shares shall remain in escrow subject to the terms of the Escrow Agreement.

If, on or before January 2, 2016 the Escrow Agent has received notification from either the Company or DPE that

(A)	the Agreement is terminated, then the Escrow Agent shall return the remaining Shares to the Company for cancellation, or
(B)	the Agreement is in good standing, then 7,000,000 of the Shares shall be released to DPE.

During the term of the Escrow Agreement, DPE shall have all rights to vote the Shares, whether such vote is at a shareholders' meeting or by written consent.  The Company has recorded $150,000 as contra equity as a result of the issuance of the Shares.  The valuation of the stock is based on a value of $0.01 per share of common stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 19, 2013 (as amended on August 26, 2013) the Company entered into the Bell Flat Property Option Agreement (note 4) with DPE.  Herb Duerr, the Company’s Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and a director is the Vice President of DPE.  Naomi Duerr, Mr. Duerr’s wife is President of and controls DPE.  DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement (note 6).

For the three-months ended July 31, 2013, the Company paid one of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the three months ended July 31, 2013 was $1,500 (2012- $3,000).  In the prior period there were two directors being compensated by the Company.

NOTE 8 – SUBSEQUENT EVENTS

None

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of American Magna Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2013 filed by the Company with the Securities and Exchange Commission.

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

Natural resource exploration and development requires significant capital and our assets and resources are limited. Therefore, we anticipate participating in the natural resource industry through the purchase or option of early stage property.   We currently have one property under option. There has been no indication as yet that any mineral deposits exist on the property, and there is no assurance that a commercially viable mineral deposit exists on our property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

In the following discussion, there are references to “unpatented” mining claims. An unpatented mining claim on U.S. government lands establishes a claim to the locatable minerals (also referred to as stakeable minerals) on the land and the right of possession solely for mining purposes. No title to the land passes to the claimant. If a proven economic mineral deposit is developed, provisions of federal mining laws permit owners of unpatented mining claims to patent (to obtain title to) the claim. If you purchase an unpatented mining claim that is later declared invalid by the U.S. government, you could lose all rights to the minerals within that unpatented mining claim.

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

On August 26, 2013 the Company and DPE amended the Agreement to clarify certain provisions of the Agreement.  Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

	Property Payments $	Work Expenditures $
Upon Execution of Agreement	5,000
August 26, 2014	10,000	50,000
August 26, 2015	15,000	150,000
August 26, 2016	20,000	200,000
August 26, 2017	30,000	350,000
August 26, 2018	40,000	400,000
August 26, 2019	50,000	450,000
August 26, 2020	50,000	500,000
August 26, 2021	50,000	550,000
August 26, 2022	50,000	600,000
August 26, 2023	-	750,000
Totals:	320,000	4,000,000

In addition to the payment of $5,000 upon execution, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has paid an initial payment of $5,000 and reimbursed DPE for 2012 claim fees of $1,715 and $1,715 for 2013 claim fees under the Agreement.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. It is estimated that such fees and expenses will be $5,234.  The Company has accrued these fees at July 31, 2013.

Results of Operations

We did not earn any revenues during the three months ended July 31, 2013 or 2012.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2013 we had a net loss of $30,697 compared to a net loss of $17,915 for the three months ended July 31, 2012.  The increase in the net loss was largely due to the recognition of $5,000 payable on the execution of the Bell Flat Property Option Agreement and $1,715 for the reimbursement of claim fees on the property.  During the three months ended July 31, 2013 the Company also recognized $5,234 in claims fees that are payable to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement. During the three months ended July 31, 2012 the Company had the Caldera Property under option and did not perform any significant exploration work on the property during the quarter.  On August 17, 2012 the Company terminated the Caldera Property.  General and administrative expenses increased to $15,585 for the three months ended July 31, 2013 from $12,752for the three months ended July 31, 2012.   The increase was due to small increases in legal, transfer agent and filing fees.

During the three-months ended July 31, 2013 the Company recognized $150,000 in share-based compensation.  The $150,000 has been recognized as stock performance contingency that will be recognized into loss as the shares are released from escrow.  As part of the Company’s Bell Flat Property Option Agreement, the Company issued 15,000,000 shares of common stock to DPE contingent upon certain events.

Liquidity and Capital Resources

We had cash of $740 and negative working capital of $141,930 as of July 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$66,700 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Bell Flat Project;

•	$49,300 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the three-months ended July 31, 2013 was $2,920 compared to $15,300 during the three months ended July 31, 2012.  Despite an increase in the net loss to $30,697 during the three months ended July 31, 2013 from $17,915 for the three months ended July 31, 2012 cash used in operations decreased.   In addition, partially offsetting the impact of the higher loss in the current period was an increase in cash inflows from an increase in accounts payable and accrued liabilities to $25,736 for the three months ended July 31, 2013 from $6,561 for the three months ended July 31, 2012.  Also effecting changes in working capital was an inflow of $677 from changes in prepaid expenses for the three months ended January 31, 2013 while in the three months ended July 31, 2012 there was an outflow of $5,005.  There were no investing or financing activities in either of the three months ended July 31, 2013 or 2012.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 27, 2012 the Company received an additional $20,000 in proceeds from a bridge loan and on September 1, 2011 the Company received $100,000 from a private placement.  The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $116,000 to fund its operations through July 31, 2014.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $261,694 for the period from August 1, 2010 (inception of the exploration stage) to July 31, 2013, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the April 30, 2013 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Lack of Segregation Of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of persons dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the persons now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of equity securities during the quarter ended July 31, 2013 which were not previously reported.

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

Date: September 10, 2013 AMERICAN MAGNA CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)