Form 10-Q
period 2013-10-31
American Magna Corp
filed 2013-12-19
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2013
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,295,998 shares of common stock, $0.001 par value, issued and outstanding as of December 18, 2013.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	October 31,	April 30,
	2013	2013
ASSETS
Current Assets
Cash	$134,990	$3,660
Prepaid expenses	200	877
Total Current Assets	135,190	4,537

Total Assets	$135,190	$4,537

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$41,548	$3,820
Related party bridge loan and accrued interest payable	114,662	111,950
Total Current Liabilities	156,210	115,770

Stockholders’ Deficit
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 32,295,998 shares at
October 31, 2013 (April 30, 2013 – 2,345,998)	32,296	2,346
Paid-in capital	474,254	204,704
Accumulated deficit	(87,286)	(87,286)
Stock performance contingency	(150,000)	—
Deficit accumulated since inception of exploration stage	(290,284)	(230,997)
Total Stockholders’ Deficit	(21,020)	(111,233)

Total Liabilities and Stockholders’ Deficit	$135,190	$4,537

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Six Months		August 1, 2010,
	Ended		Ended		Inception of
	October 31,		October 31,		Exploration
	2013	2012	2013	2012	Stage
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	1,715	4,074	10,463	8,178	59,589
General and Administrative	25,527	6,147	41,112	18,899	155,161
Mineral Property Acquisition Payments	-	5,000	5,000	5,000	60,000
Total Expenses	27,242	15,221	56,575	32,077	274,750

Net Loss from Operations	(27,242)	(15,221)	(56,575)	(32,077)	(274,750)

Other Income (Expense)
Interest	(1,348)	(1,297)	(2,712)	(2,356)	(14,662)
Write-down of Property and Equipment	-	-	-	-	(872)
Net Other Income (Expense)	(1,348)	(1,297)	(2,712)	(2,356)	(15,534)

Net Loss	$(28,590)	$(16,518)	$(59,287)	$(34,433)	$(290,284)

Basic and Diluted
Loss per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares
Outstanding	19,458,498	2,345,998	11,880,509	2,345,998

The accompanying notes are an integral part of these financial statements.

.
AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Since
			August 1 2010
	For the Six Months Ended		Inception of
	October 31,	October 31,	Exploration
	2013	2012	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(59,287)	$(34,433)	$(290,284)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	—	872
Accrued interest	2,712	2,356	14,662
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	677	(2,897)	(200)
Increase (Decrease) in accounts payable and accrued liabilities	37,728	891	30,335

Net Cash Used in Operating Activities	(18,170)	(34,083)	(244,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	149,500	—	279,500
Proceeds from bridge loan payable	—	20,000	100,000

Net Cash Provided by Financing Activities	149,500	20,000	379,500

Net Increase in Cash and Cash Equivalents	131,330	(14,083)	134,885
Cash and Cash Equivalents – Beginning of Period	3,660	36,996	105
Cash and Cash Equivalents – End of Period	$134,990	$22,913	$134,990

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)
			Cumulative
			Since
			August 1, 2010
	For the Six Months Ended		Inception of
	October 31,	October 31,	Exploration
	2013	2012	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the Six Months Ended October 31, 2013
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

Nature of Operations

The Company is in the development stage and has no products or services as of October 31, 2013.  We are currently an exploration stage company as defined by the SEC and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Magna Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2013 has been omitted.  The results of operations for the three and six month periods ended October 31, 2013 are not necessary indicative of results for the entire year ending April 30, 2014 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $290,284 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2013.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013 and on August 20, 2012 the Company received an additional $20,000 under its related party bridge loan.  The funds from these financings are not sufficient to fund the Company’s expected operational requirements of approximately $204,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2013 the Company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2013.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2013 through the date these financial statements were issued.

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

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the aggregate 2012 and 2013 claim fees of $3,430 at October 31, 2013.

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

As part of the Agreement, the Company issued 15,000,000 shares of common stock to DPE subject to a binding escrow agreement (note 6).

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees of $5,234 at October 31, 2013.

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

At October 31, 2013 the total balance of the loan was $114,662 including aggregate accrued interest.  Total interest expense of $1,348 (2012 - $1,297) has been accrued for the three months ended October 31, 2013 and total interest expense of $2,712 (2012 - $2,356) has been accrued for the six months ended October 31, 2013.

NOTE 6 - COMMON STOCK TRANSACTIONS

Escrow Agreement

As part of its Bell Flat Property Agreement (the “Agreement”) with DPE (note 4) the Company issued 15,000,000 shares of common stock to DPE subject to a binding Escrow Agreement.  Simultaneous with the execution and delivery of the Escrow Agreement the Company and DPE agreed that the stock certificate representing the 15,000,000 shares of common stock (the “Shares”) shall be delivered to the Escrow Agent. The Shares are duly authorized, fully paid and non-assessable and constitute issued and outstanding shares of the Company.

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

Share Issuances

On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500.  The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013.  The public offering was fully subscribed to by eleven persons.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 19, 2013 (as amended on August 26, 2013) the Company entered into the Bell Flat Property Option Agreement (note 4) with DPE.  Herb Duerr, the Company’s Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and a director is the Vice President of DPE.  Naomi Duerr, Mr. Duerr’s wife is President of and controls DPE.  DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement (note 6).  In connection with his work on behalf of the Company, the Company recorded $11,400 in consulting expenses for Herb Duerr (2012 - $0).

For the six-months ended October 31, 2013, the Company paid one of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the six months ended October 31, 2013 was $3,000 (2012- $4,500).  In the prior period there were two directors being compensated by the Company for a portion of the period.

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

In addition to the payment of $5,000 upon execution, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has paid an initial payment of $5,000 and reimbursed DPE for 2012 and 2013 claim fees of an aggregate $3,430 under the Agreement.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees and expenses of $5,234.

Results of Operations

Three months ended October 31, 2013 compared to the three months ended October 31, 2012

We did not earn any revenues during the three months ended October 31, 2013 or 2012.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2013 we had a net loss of $28,590 compared to a net loss of $16,518 for the three months ended October 31, 2012.  The increase in the net loss was largely due to an increase in general and administrative expenses partially offset by lower mineral property exploration expenditures and a decrease in mineral property acquisition payments. General and administrative expenses increased to $25,527 for the three months ended October 31, 2013 from $6,147 for the three months ended October 31, 2012.  The increase in the current quarter was due to legal, accounting, and consulting expenses relating to the Company’s new property agreement, name change and share issuances.   Mineral property exploration expenditures decreased to $1,715 for the three months ended October 31, 2013 from $4,074 for the three months ended October 31, 2012.  During the current quarter the Company paid $1,715 for claim fees on the Bell Flat Property while in the prior quarter the Company incurred $4,074 in mineral property exploration expenditures on its Crescent Fault Property.  Additionally, in the prior quarter the Company paid $5,000 to MinQuest upon execution of the Crescent Fault Property Option Agreement.  The Company has since terminated the Crescent Fault Property Option Agreement.

Six months ended October 31, 2013 compared to the six months ended October 31, 2013

We did not earn any revenues during the three months ended October 31, 2013 or 2012.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the six months ended October 31, 2013 we had a net loss of $59,287 compared to a net loss of $34,433 for the six months ended October 31, 2012.  The increase in the net loss was due to an increase in general and administrative expenses as well as higher mineral property exploration expenditures.  General and administrative expenses increased to $41,112 for the six months ended October 31, 2013 from $18,899 for the six months ended October 31, 2012.  The increase in the current period was due to legal, accounting, and consulting expenses relating to the Company’s new property agreement, name change and share issuances. Mineral property exploration expenses increased to $10,463 for the six months ended October 31, 2013 from $8,178 for the six months ended October 31, 2012.  In the current period the Company recognized a total of $3,430 in claim fees on its Bell Flat Property and $5,234 in claims fees that were payable to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement.  In the prior period the Company incurred $8,178 in mineral property exploration expenditures on its now terminated Crescent Fault Property.

Liquidity and Capital Resources

We had cash of $134,990 and negative working capital of $21,020 as of October 31, 2013. We anticipate that we will incur the following expenses over the next twelve months:

•	$154,500 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Bell Flat Project;

•	$49,500 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the six months ended October 31, 2013 was $18,170 compared to $34,083 during the six months ended October 31, 2012.  Despite an increase in the net loss to $59,287 during the six months ended October 31, 2013 from $34,433 for the six months ended October 31, 2012 cash used in operations decreased.   The decrease was largely due to an increase in cash inflows from an increase in accounts payable and accrued liabilities to $37,728 for the six months ended October 31, 2013 from $891 for the six months ended October 31, 2012.  Also effecting changes in working capital was an inflow of $677 from changes in prepaid expenses for the six months ended October 31, 2013 while in the six months ended October 31, 2012 there was an outflow of $2,897.  There were no investing activities in either of the six months ended October 31, 2013 or 2012.  Financing activities included $149,500 received from the issuance of common stock for the six months ended October 31, 2013 while $20,000 was received from loan proceeds during the six months ended October 31, 2012.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On October 18, 2013 the Company closed a public offering  and issued 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013 and on August 20, 2012 the Company received an additional $20,000 under its related party bridge loan. The proceeds from these financings are not sufficient for all of the Company’s commitments for the next 12 months. The Company expects that it will need approximately $204,000 to fund its operations through October 31, 2014.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $290,284 for the period from August 1, 2010 (inception of the exploration stage) to October 31, 2013, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of equity securities during the quarter ended October 31, 2013 which were not previously reported.

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

Date: December 18, 2013 AMERICAN MAGNA CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)