Form 10-Q
period 2014-01-31
American Magna Corp
filed 2014-03-17
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended January 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,295,998 shares of common stock, $0.001 par value, issued and outstanding as of March 14, 2014.

TABLE OF CONTENTS

Page

PART I - Financial Information	3

Item 1. Financial Statements
Balance Sheets January 31, 2014 (unaudited), and April 30, 2013	3
Statements of Operations (unaudited) for the three and nine month periods ended
January 31, 2014 and 2013 and for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2014	4
Statements of Cash Flows (unaudited) for the nine month periods ended
January 31, 2014 and 2013 and for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2014	5
Notes to the Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3 Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II – Other Information	18

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	18

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited)
	January 31,	April 30,
	2014	2013
ASSETS
Current Assets
Cash	$92,700	$3,660
Prepaid expenses	2,635	877
Total Current Assets	95,335	4,537

Total Assets	$95,335	$4,537

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$5,750	$3,820
Related party bridge loan and accrued interest payable	116,094	111,950
Total Current Liabilities	121,844	115,770

Stockholders’ Deficit
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
32,295,998 shares issued and outstanding at
January 31, 2014 (April 30, 2013 – 2,345,998)	32,296	2,346
Paid-in capital	474,254	204,704
Accumulated deficit	(87,286)	(87,286)
Stock performance contingency	(120,000)	—
Deficit accumulated since inception of exploration stage	(325,773)	(230,997)

Total Stockholders’ Deficit	(26,509)	(111,233)

Total Liabilities and Stockholders’ Deficit	$95,335	$4,537

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months		For the Nine Months		August 1, 2010
	Ended		Ended		Inception of
	January 31,		January 31,		Exploration
	2014	2013	2014	2013	Stage
Revenues	$-	$-	$-	$-	$-
Cost of Revenues	-	-	-	-	-
Gross Margin	-	-	-	-	-

Expenses
Mineral Property Exploration Expenditures	-	628	10,463	8,806	59,589
General and Administrative	34,030	12,102	75,142	31,001	189,191
Mineral Property Acquisition Payments	-	-	5,000	5,000	60,000
Total Expenses	34,030	12,730	90,605	44,807	308,780

Net Loss from Operations	(34,030)	(12,730)	(90,605)	(44,807)	(308,780)

Other Income (Expense)
Interest	(1,459)	(1,364)	(4,171)	(3,720)	(16,121)
Write-down of Property and Equipment	-	-	-	-	(872)
Net Other Income (Expense)	(1,459)	(1,364)	(4,171)	(3,720)	(16,993)

Net Loss	$(35,489)	$(14,094)	$(94,776)	$(48,527)	$(325,773)

Basic and Diluted
Loss per Share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares
Outstanding	32,295,998	2,345,998	18,685,672	2,345,998

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			Since
			August 1 2010
	For the Nine Months Ended		Inception of
	January 31,	January 31,	Exploration
	2014	2013	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(94,776)	$(48,527)	$(325,773)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	—	872
Accrued interest	4,144	3,720	16,094
Share-based payments	30,000	—	30,000
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	(1,758)	(856)	(2,635)
Increase (Decrease) in accounts payable and accrued liabilities	1,930	1,957	(5,463)

Net Cash Used in Operating Activities	(60,460)	(43,706)	(286,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	149,500	—	279,500
Proceeds from bridge loan payable	—	20,000	100,000

Net Cash Provided by Financing Activities	149,500	20,000	379,500

Net Increase in Cash and Cash Equivalents	89,040	(23,706)	92,595
Cash and Cash Equivalents – Beginning of Period	3,660	36,996	105
Cash and Cash Equivalents – End of Period	$92,700	$13,290	$92,700

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

			Cumulative
			Since
			August 1, 2010
	For the Nine Months Ended		Inception of
	January 31,	January 31,	Exploration
	2014	2013	State

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—	$9,400

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
Notes to the Financial Statements
For the Nine Months Ended January 31, 2014
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

On May 21, 2013, Mr. Bobby Nijjar, as the holder of 2,000,000, or at that time 85.3%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Dakota Gold Corp. to “American Magna Corp.”  In connection with the change of the Company’s name to American Magna Corp. the Company changed its business from an emphasis on gold exploration to magnesium exploration.  The Company received final regulatory for the name change on July 2, 2013.  In relation to the name and business emphasis changes the Company terminated its Crescent Fault Property and entered into a Property Option Agreement for the Bell Flat Project (note 4).

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the exploration stage and has no products or services as of January 31, 2104.  We are currently an exploration stage company as defined by the SEC and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Magna Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2013.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2013 has been omitted.  The results of operations for the three and nine month periods ended January 31, 2014 are not necessary indicative of results for the entire year ending April 30, 2014 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $325,773 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2014.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 20, 2012 the Company received an additional $20,000 under its related party bridge loan.  On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013.  The funds from these financings are not sufficient to fund all of the Company’s expected operational requirements of approximately $204,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of January 31, 2014 the Company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2014.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2014 through the date these financial statements were issued.

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

On August 26, 2013 the Company and DPE amended the Agreement to clarify certain provisions of the Agreement.  Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

	Property Payments $	Work Expenditures $
Upon Execution of Agreement	5,000	-
August 26, 2014	10,000	50,000
August 26, 2015	15,000	150,000
August 26, 2016	20,000	200,000
August 26, 2017	30,000	350,000
August 26, 2018	40,000	400,000
August 26, 2019	50,000	450,000
August 26, 2020	50,000	500,000
August 26, 2021	50,000	550,000
August 26, 2022	50,000	600,000
August 26, 2023	-	750,000
Totals:	320,000	4,000,000

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the aggregate 2012 and 2013 claim fees of $3,430 at January 31, 2014.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees of $5,234 at January 31, 2014.

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

At January 31, 2014 the total balance of the loan was $116,094 including aggregate accrued interest.  Total interest expense of $1,459 (2013 - $1,364) has been accrued for the three months ended January 31, 2014 and total interest expense of $4,171 (2013 - $3,720) has been accrued for the nine months ended January 31, 2014.

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

During the term of the Escrow Agreement, DPE shall have all rights to vote the Shares, whether such vote is at a shareholders' meeting or by written consent.  The Company has recorded $120,000 as contra equity as a result of the issuance of the Shares.  The valuation of the stock is based on a value of $0.01 per share of common stock.

Subsequent to January 31, 2014 the Company completed the release of the 3,000,000 shares of common stock that were to be released from escrow on January 2, 2014.  The Company has recognized $30,000 in stock-based compensation for the three months ended January 31, 2014.

Share Issuances

On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500.  The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013.  The public offering was fully subscribed to by eleven persons.

NOTE 7 – RELATED PARTY TRANSACTIONS

On July 19, 2013 (as amended on August 26, 2013) the Company entered into the Bell Flat Property Option Agreement (note 4) with DPE.  Herb Duerr, the Company’s Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and a director is the Vice President of DPE.  Naomi Duerr, Mr. Duerr’s wife is President of and controls DPE.  DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement (note 6).  In connection with his work on behalf of the Company, the Company recorded $11,400 in consulting expenses for Herb Duerr (2013 - $0).

For the nine-months ended January 31, 2014, the Company paid one of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the nine months ended January 31, 2014 was $4,500 (2013- $6,000).  In the prior period there were two directors being compensated by the Company for a portion of the period.

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

Results of Operations

Three months ended January 31, 2014 compared to the three months ended January 31, 2013

We did not earn any revenues during the three months ended January 31, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended January 31, 2014 we had a net loss of $35,489 compared to a net loss of $14,094 for the three months ended January 31, 2013.  The increase in the net loss was due to an increase in general and administrative expenses. General and administrative expenses increased to $34,030 for the three months ended January 31, 2014 from $12,102 for the three months ended January 31, 2013.  The increase in the current quarter was largely due to $30,000 in management fees related to the release of escrow shares pursuant to the Bell Flat Agreement. The Company had previously recorded a $150,000 compensation contingency as a result of 15,000,000 shares being issued into escrow as part of the Bell Flat Agreement. On January 2, 2014 the first tranche of 3,000,000 shares were released from escrow resulting in the recognition of $30,000 in management fees.  Excluding the impact of the share-based payments, general and administration expenses were lower for the three months ended January 31, 2014 compared to the three months ended January 31, 2013 due to the Company’s lower level of activity in the current quarter compared to the prior quarter.  The expenses related to the Company’s name change, completion of its Bell Flat agreement and share issuances were all recognized during the second quarter of the Company’s current fiscal year.

The Company did not undertake any property exploration during the three months ended January 31, 2014 as it is currently assessing its exploration plans.

Nine months ended January 31, 2014 compared to the nine months ended January 31, 2013

We did not earn any revenues during the nine months ended January 31, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the nine months ended January 31, 2014 we had a net loss of $94,776 compared to a net loss of $48,527 for the nine months ended January 31, 2013.  The increase in the net loss was due to an increase in general and administrative expenses.  General and administrative expenses increased to $75,142 for the nine months ended January 31, 2014 from $31,001 for the nine months ended January 31, 2013.  The increase in the current quarter was largely due to $30,000 in management fees related to the release of escrow shares pursuant to the Bell Flat Agreement.  The Company had previously recorded a $150,000 compensation contingency as a result of 15,000,000 shares being issued into escrow as part of the Bell Flat Agreement. On January 2, 2014 the first tranche of 3,000,000 shares were released from escrow resulting in the recognition of $30,000 in management fees.  Excluding the impact of the share-based payments, general and administration expenses were higher for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013 due to legal, accounting, and consulting expenses relating to the Company’s new property agreement, name change and share issuances.  Mineral property exploration expenses increased to $10,463 for the nine months ended January 31, 2014 from $8,806 for the nine months ended January 31, 2013.  In the current period the Company recognized a total of $3,430 in claim fees on its Bell Flat Property and $5,234 in claims fees that were payable to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement.  In the prior nine-month period the Company incurred $8,178 in mineral property exploration expenditures on its now terminated Crescent Fault Property.

Liquidity and Capital Resources

We had cash of $92,700 and negative working capital of $26,509 as of January 31, 2014. We anticipate that we will incur the following expenses over the next twelve months:

•	$154,500 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Bell Flat Project;

•	$49,500 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the nine months ended January 31, 2014 was $60,460 compared to $43,706 during the nine months ended January 31, 2013. The primary reason for the increase was due to an  increase in the net loss to $94,776 during the nine months ended January 31, 2014 from $48,527 for the nine months ended January 31, 2013.  Partially offsetting the impact of the higher net loss was a non-cash item relating to share based payments pursuant to the release of escrow shares of $30,000 in the nine months ended January 31, 2014.  There were no investing activities in the periods ended January 31, 2014 or 2013.  Financing activities included $149,500 received from the issuance of common stock for the nine months ended January 31, 2014 while $20,000 was received from loan proceeds during the nine months ended January 31, 2013.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.  On August 20, 2012 the Company received an additional $20,000 under its related party bridge loan.  On October 18, 2013 the Company closed a public offering and issued 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013. The proceeds from these financings are not sufficient for all of the Company’s planned activities for the next 12 months. The Company expects that it will need approximately $204,000 to fund its operations through January 31, 2015.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $325,773 for the period from August 1, 2010 (inception of the exploration stage) to January 31, 2014, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of equity securities during the quarter ended January 31, 2014 which were not previously reported.

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

Date: March 14, 2014 AMERICAN MAGNA CORP. By: /s/ Herb Duerr Herb Duerr President, Chief Executive Officer, Treasurer, and Director (Principal Executive, Financial, and Accounting Officer)