Form 10-K
period 2014-04-30
American Magna Corp
filed 2014-07-25
CIK 1401670

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

Commission file number: 000-53630

AMERICAN MAGNA CORP.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of October 31, 2013 was approximately $153,000.

The number of shares of the issuer’s common stock issued and outstanding as of July 25, 2014 was 32,723,946 shares.
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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of American Magna Corp. (the “Company”, “American Magna”, “us”, or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

History

We are an exploration stage company. We were incorporated under the laws of the State of Florida on October 27, 2006 under the name Coastline Corporate Services, Inc.  The Company was initially established to provide services to public companies requiring guidance and assistance in converting and filing their documents with the Securities and Exchange Commission. On November 26, 2010, the Company changed its name from Coastline Corporate Services, Inc. to Dakota Gold Corp. and its business to mineral resource exploration and moved its domicile to Nevada. In July 2013, the Company changed its name from Dakota Gold Corp. to American Magna Corp. and its business focus from gold to magnesium exploration.

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

On August 16, 2010, Mr. Nijjar returned 450,000 shares of common stock to the Company for cancellation in order to reduce the number of shares issued and outstanding.  Subsequent to the cancellation, the Company had 342,998 shares issued and outstanding; a number that Mr. Nijjar, who was also an officer and director of the Company at that time, considered more in line with the Company’s business plans.  Following the share cancellation, Mr. Nijjar owned 197,500 shares of common stock, or 57.6%, of the remaining 342,998 issued and outstanding shares of common stock of the Company at that time.

On December 2, 2010 the Company effectuated a forward split of its issued and outstanding common stock on a 100:1 basis and on June 16, 2011, the Company completed a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1 new post reverse split common stock for each 100 outstanding pre-reverse split common stock of the Company.

On September 10, 2010, the Company executed a property option agreement (the “Caldera Property Option Agreement”) with Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation (the “Property Owners”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by the Property Owners. The property known as the Caldera Property is located in Nye County, Nevada and consisted of 32 unpatented claims (the “Caldera Property”).  Upon execution of the Caldera Property Option Agreement, the Company paid the Property Owners $5,000.  The Caldera Property Option Agreement required the

Company to make a total of $1,975,000 in additional property option payments and incur $200,000 in exploration expenditures on the Caldera Property.  On August 17, 2012, the Company terminated the Caldera Property Option Agreement.  The Company determined that the Caldera Property no longer fit with its business parameters.  The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Option Agreement. As a result of such termination, the Company paid $3,640 for fees and expenses in order to maintain the property in good standing until August 2013. The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Option Agreement.

On August 17, 2012, the Company executed a property option agreement (the “MinQuest Agreement) with MinQuest, Inc., a natural resource exploration company (“MinQuest”), granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property controlled by MinQuest.  The property known as the Crescent Fault Property is located in Eureka County, Nevada and consists of 33 unpatented claims.  Upon execution of the MinQuest Agreement, the Company paid MinQuest $5,000.  The MinQuest Agreement required the Company to make $860,000 in additional property option payments and incur $3,100,000 in exploration expenditures.  On July 20, 2013, the Company terminated the Crescent Fault Agreement having determined that the Crescent Fault Property no longer fits its business parameters.  As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees and expenses of $5,234.

On July 19, 2013, the Company executed a property option agreement (the “Bell Flat Agreement”) with Desert Pacific Exploration Inc. (“DPE”), a natural resource exploration company, granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  The property known as the Bell Flat Project is comprised of 11 unpatented mining claims and located within Churchill County, Nevada.  Upon execution of the Bell Flat Agreement, the Company paid DPE $5,000.  On August 26, 2013 the Company and DPE amended the agreement to clarify certain provisions of the agreement.  The Bell Flat Agreement requires the Company to make a total of $320,000 property option payments and incur $4,000,000 in exploration expenditures. Pursuant to the Bell Flat Agreement, the Company issued 15,000,000 shares of restricted common stock to DPE subject to an escrow agreement (the “Escrow Agreement”).  DPE, the owner of the Bell Flat Project, is 50% owned by Herb Duerr, our former President and Chief Executive Officer and a director of the Company and a vice president of DPE and 50% owned by his wife Naomi Duerr, who is also President of DPE.

Business Operations

We are a natural resource exploration stage company with an objective of acquiring, exploring, and if warranted and feasible, developing natural resource properties. Our primary focus in the natural resource sector is magnesium. We do not consider ourselves a “blank check” company required to comply with Rule 419 of the Securities and Exchange Commission, because we were not organized for the purpose of effecting, and our business plan is not to effect, a merger with or acquisition of an unidentified company or companies, or other entity or person. We do not intend to merge with or acquire another company in the next 12 months.

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

The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such, unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost. There is also an inherent risk in the natural resources business due to fluctuations in the commodities markets.

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

We will be required to expend substantial amounts of working capital in order to explore and develop our Bell Flat Project.  Upon changing our business to mineral exploration we entered the exploration stage on August 1, 2010.  Our operations have been funded entirely from capital raised from our private offerings of securities from March 2011 through October 2013 and from a bridge loan initially closed in August 2010. We will continue to require additional financing to execute our business strategy.  We are totally dependent on external sources of financing for the foreseeable future, of which we have no commitments. We are entirely dependent on our ability to attract and receive additional funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. Our failure to raise additional funds in the future will adversely affect our business operations, and may require us to suspend our operations, As of April 30, 2014 we have incurred a net loss of $338,834 from inception of the exploration stage and used cash in operations from inception of the exploration stage of $299,785.  After auditing our financial statements, our independent auditor issued a going concern opinion and our ability to continue is dependent on our ability to raise additional capital. If we are unable to obtain necessary financing, we will be required to curtail our development plans which could cause us to become dormant and our shareholders to lose their investment in our company. In addition, any additional equity financing may involve substantial dilution to our then existing stockholders.

2.           We are an exploration stage company, have generated no revenues to date and have a limited operating history upon which we may be evaluated.

We were incorporated on October 26, 2006 in the State of Florida under the name Coastline Corporate Services, Inc.  In 2010 we completed a name and jurisdiction change and on August 1, 2010 we became an exploration stage company.  We have optioned an early stage mineral property but the property does not have any known resources or reserves.  Our only other meaningful asset is approximately $69,820 in cash at April 30, 2014. Our limited operating history makes it difficult to evaluate our business on the basis of historical operations. We have no known commercially viable deposits, or “resources”, or "reserves" on our property. Therefore, determination of the existence  of  a  resource or reserve  will  depend  on appropriate  and  sufficient  exploration  work  and the  evaluation  of  legal, economic, and environmental  factors. If we fail to find a commercially viable deposit on our property our financial condition and results of operations will suffer.  If we cannot generate income from the property we will have to cease operations which will result in the loss of your investment.

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

As reflected in our financial statements we are in the exploration stage. Since entering the exploration stage on August 1, 2010, we have incurred a net loss of $338,834 and used cash in operations of $299,785.  As we have no current revenue, we are expecting losses over the next 12 months because we do not have any revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

4.           Our business model is unproven and our success is dependent on our ability to explore and develop our mineral property.

Our business model is to generate revenues from the sale of minerals from our optioned exploration property located in Churchill County, Nevada.  We cannot guarantee that we will ever be successful in effectuating our business plan or in generating revenues in the future. The Bell Flat Property is at a very early stage, and our ability to generate revenue is unproven. Therefore, it is not possible for us to predict the future level of production, if any, or if we will be able to effectuate our business plan. If we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

7.           Because our President and Chief Executive Officer serves as a consultant to several other exploration companies engaged in mineral exploration, a potential conflict of interest exists which could negatively impact our ability to acquire properties to explore and to run our business.

Our President and Chief Executive Officer consults for other businesses and may be involved in related pursuits that could present conflicts of interest with our company.  This association may give rise to inherent conflicts of interest from time to time. For example, we may be presented with an opportunity in which our officer would have to decide if the opportunity would be more appropriate for us or another company. To date there have not been any conflicts of interest.

8.           One of our directors is an officer of the owner of the Bell Flat Project.

The Company has executed the Bell Flat Agreement with DPE. DPE, the owner of the Bell Flat Project, is 50% owned by Herb Duerr, our former President and Chief Executive Officer, and currently a director of the Company and a vice president of DPE and 50% owned by his wife who is also President of DPE. This may present an inherent conflict of interest between the interests of the parties in the Bell Flat Agreement. In addition, the Company will be relying on Mr. Duerr’s expertise to help plan and oversee its exploration program on the Bell Flat Project together with Douglas McGibbon, a director of the Company.  Because Mr. Duerr is an owner and officer of DPE and a director of the Company he may be in conflict with respect to the direction taken by the Company on its exploration program on the Bell Flat Project which could adversely affect the Company’s financial condition and shareholders’ interests.

9.           If we do not make the required option payments and property expenditure requirements mandated in the Bell Flat Agreement to the property owners we will lose our interest in the Bell Flat Project and our business may fail.

If we do not make all of the property payments or incur the required expenditures in accordance with the Bell Flat Agreement we will lose our option to acquire the property and may not be able to continue to execute our business objectives if we are unable to find an alternate exploration interest. Since our payment obligations are non-refundable, if we do not make any payments, we will lose any payments previously made and all our rights to the property.

10.            Because of the speculative nature of exploration and development of natural resources, there is a substantial risk that our business will fail.

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

11.           We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

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

12.           We may not have the funds to purchase all of the supplies, manpower and materials we need to begin exploration which could cause us to delay or suspend operations.

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

13.           The prices of minerals are highly volatile and a decrease in mineral prices could result in us incurring losses.

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

14.            Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would be costly to rectify.

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

15.            Failure to comply with regulations or damage to the environment from our operations may subject us to significant claims.

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

16.           Because access to our mineral claims is limited during inclement weather conditions delays in our exploration could occur.

The business of mining for magnesium and other metals is generally subject to a number of risks and hazards including natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Access to our mineral property is restricted during these weather conditions. Furthermore, during the winter months exploration cannot be done on our property. As a result, any attempt to test or explore our property is largely limited to the times when weather conditions permits such activities. These limitations may result in significant delays in exploration efforts. Such delays may have a significant negative effect on our results of operations.

17.           We are currently focused on the exploration of a single mineral property.

Our property exploration efforts are currently focused on a single property, the Bell Flat Project.  The search for valuable natural resources as a business is extremely risky. We can provide investors with no assurance that the property we have optioned in Nevada contains commercially exploitable reserves. Exploration for natural reserves is a speculative venture involving substantial risk. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as fluctuation in the commodities markets, unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

18.           Our principal stockholder, who is an affiliate of the Company, owns a significant interest in our voting stock and is able to influence all matters requiring shareholder approval and approval of significant corporate transactions.

Our principal shareholder, DPE, beneficially owns approximately 45.8% of our outstanding common stock  and as a result, DPE will have the ability to influence all matters submitted to our stockholders for approval including:

•      election of  our  board  of  directors;
•      removal of  any  of  our  directors;
•      amendment of  our  Articles of Incorporation  or  bylaws;  and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us;

and may take actions that are contrary to your interests.

19.           Because our President and Chief Executive Officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

As a result of his duties and responsibilities with the other businesses, our President and Chief Executive Officer, Carl Nesbitt has agreed to provide his management services to us on a part-time basis. Because we are in the early stages of our business, Mr. Nesbitt will not be spending all of his time working for the Company. Mr. Nesbitt will expend enough time to oversee the work program that has been approved by the Company.  Later, if the demands of our business require additional time from Mr. Nesbitt, he is prepared to adjust his timetable to devote more time to our business. However, it still may not be possible for Mr. Nesbitt to devote sufficient time to the management of our business, as and when needed, especially if the demands of Mr. Nesbitt’s other interests increase. Competing demands on Mr. Nesbitt’s time may lead to a divergence between his interests and the interests of our shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

20.           We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, of which 32,723,946 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21.           DPE beneficially owns approximately 45.8% of our outstanding common stock

DPE beneficially owns approximately 45.8% of our outstanding common stock If and when DPE is sells its shares in the market, such sales within a short period of time could adversely affect the market price of our common stock if the marketplace does not orderly adjust to the increase in the number of shares in the market. This will result in a decrease in the value of your investment in the Company.  DPE's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

22.           Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

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

23.           Since our shares are quoted on the OTC Bulletin Board, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

A significant portion of the outstanding shares of our common stock held by present shareholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTC Bulletin Board is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTC Bulletin Board. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

24.           We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

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

25.           Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

26.           Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Item 1B.                      Unresolved Staff Comments

There are no unresolved staff comments.

Item 2.                      Description of Property

We do not own any real property. We currently maintain our corporate office space on a shared basis at 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074 pursuant to a one-year lease for $249 per month that expires in August 2014.  It is expected that the Company will renew its office lease for another year commencing August 1, 2014.  Management believes that our office space is suitable for our current needs.

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

Bell Flat Project

Bell Flat Project
N E V A D A
South Shoshone Peak 3067
Gabbs
Gabbs Valley
Frenchman
Fallon
Reno
Sparks
Carson City
Lake Tahoe
Austin
Eureka
Tonopah
Hawthorne
Walker Lake
Mina
Luning
Lovelock
Yosemite
Mono Lake
Stillwater Range
Clan Alpine Mts.
Desatoya Mts.
Shoshone Mts.
Toiyabe Range
Toquima Range
Monitor Range
Paradise Range
Gabbs Valley Ra.
Wassuk Range
Excelsior Mts.
Big Smoky Valley
Carson Sink
Pyramid Lake
754000m E. 267000m E. 297000m E. 327000m E. 357000m E. 387000m E. 417000m E. 447000m E. 477000m E. 507000m E. 537000m E. 567000m E. 597000m E. 637000m E.
NAD27 Zone 10S 764000m E. 281000m E. 312000m E. 343000m E. 374000m E. 405000m E. 436000m E. 467000m E. 498000m E. 529000m E. 560000m E. NAD27 Zone 11S 642000m E.
TN MN 14°
0 10 20 30 40 50 60 miles
0 25 50 75 100 km

Map created with TOPO!® ©2003 National Geographic (www.nationalgeographic.com/topo)

Bell Flat, Nevada
Claim boundary
Bell Flat Property
N
0
375
750
1,500
Meters
Wash
Prospects
JEEP
BM 5375
BM 5324
BM 5260
BM 5216
5412
5602
5453
5765
5472
5432
5529
5574
5523
5481
5510
5461
5462
5556
5604
5602
5395
5549
5623
5306
5375

Map of our Bell Flat Project located in Churchill County, Nevada.

Acquisition of Interest

On July 19, 2013 the Company executed the  Bell Flat Agreement on a mineral property known as the Bell Flat Project (the “”) with DPE pursuant to which the Company was granted the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  The Bell Flat Project is located in Churchill County, Nevada and currently consists of 11 unpatented claims (the “Property”).

On August 26, 2013 the Company and DPE amended the Bell Flat Agreement to change the property payment schedule and amounts and expenditures due thereunder. Current annual option payments and minimum annual exploration expenditures under the Bell Flat Project Agreement are as noted below:

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

In addition to the payment of $5,000 upon execution of the Bell Flat Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the aggregate 2012 and 2013 claim fees of an aggregate $3,430 to April 30, 2014.

Since our payment obligations are non-refundable, if we do not make any payments under the Agreement we will lose any payments made and all our rights to the Property. If all said payments under the Bell Flat Agreement are made, we will acquire all mining interests in the Property.  If the Company fails to make any payment when due, the Bell Flat Agreement gives the Company a 60-day grace period to pay the amount of the deficiency.  DPE retained a 3% net smelter royalty (“NSR”) of the aggregate proceeds received by the Company from any smelter or other purchaser of any ores, concentrates, metals or other material of commercial value produced from the Property, minus the cost of transportation of the ores, concentrates or metals, including related insurance, and smelting and refining charges, including penalties.

The Company shall have the one time right, exercisable for 90 days following completion of a publicly disclosed  preliminary feasibility study or preliminary economic assessment, to buy up to 50% of DPE’s NSR interest (i.e., an amount equal to 1.5% of the NSR interest) for $3,000,000. Upon the completion of the work commitments and option payments and the exercise of the option under the Agreement, the Company is required to pay DPE an advance royalty payment of $20,000 per year within 30 days of completing the terms of the option under the Agreement and any subsequent annual anniversary. The advance royalty is capped at $500,000 and shall be deducted from any future royalty obligations under the NSR and will cease on the commencement of payment by the Company of the NSR royalty to DPE for a period of three consecutive years of production.  It will not recommence at any future date once a minimum of three consecutive years of production has been achieved or there has been 25 years without production.

The Agreement will terminate if the Company fails to comply with any of its obligations under the Agreement and fails to cure an alleged breach within 30 days written notice from DPE.  If the Company denies a default has occurred, the matter shall be determined by a sole arbitrator under the rules of the Arbitration Act of Nevada. The Company also has the right, at any time, to terminate the Bell Flat Agreement by giving 30 days written notice to DPE.

As part of the Bell Flat Agreement, the Company issued 15,000,000 shares of common stock to DPE. Such shares were held in escrow subject to an escrow agreement dated August 26, 2013 (the “Escrow Agreement”) which provides that on each of January 2, 2014, January 2, 2015 and January 2, 2016, 3,000,000, 5,000,000 and 7,000,000 shares, respectively, be released from escrow so long as the option is in good standing on such date.

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

Geology of the Bell Flat Project

The Bell Flat Project encompasses a northwesterly trending structural zone which also hosts low grade gold and silver.  The structure cuts Tertiary felsic volcanic rocks and Triassic sediments.  The Triassic sediments are the host rock for the nearby magnesium mine located near Gabbs, Nevada.  Based on geologic mapping and geochemical sampling, we believe that hydrothermally altered dolomite carries the magnesium minerals.  Shallow pits, trenches, a shaft and a few drill holes have encountered gold and silver within argillized shale and jasperoid developed along the contact of the sediments and younger volcanic rocks.  Clay altered felsic volcanic tuff also contains some gold and silver.   The above hydrothermally altered rocks are capped by post-mineral basalt and wind-blown sand obscuring additional potential.
Current State of Exploration

The Bell Flat Project does not have any reportable mineral resources or reserves. The Property has seen only cursory prospecting. There has been no production of metals from the Property in the past.

Geological Exploration Program

The Company has not yet undertaken any significant exploration on the Bell Flat Project.  An exploration and expansion program has been proposed for 2014.  Exploration expenditures of approximately $140,000 will be utilized to increase the claim block and further define the magnesium content in the outcrop.  A reconnaissance program will be conducted in the vicinity of the claims for additional potential for magnesium.  Geologic mapping and sampling will be used to confirm the existence of magnesium elsewhere on and off the property.  The mapping will also define the limits of magnesium at surface on the property and the type of magnesium mineral present on the property, if any, define any potential outside of the property boundaries, and attempt to model the mineralization for future exploration.  We believe that the model will be important in determining any future trenching and drilling programs.  Although previous companies have explored the property by drilling and trenching, the companies only assayed the resulting drill chips for gold, silver, copper, lead and zinc.  In essence, the magnesium mineralization remains untested to date.

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

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “AMGC” (previously, until July 2, 2013, the Company’s stock traded under the symbol “DAKO”). The following table sets forth the quarterly high and low closing bid prices of the common stock as reported on http://finance.yahoo.com during the fiscal years ending April 30, 2014 and April 30, 2013:

Fiscal Quarter		Bid Price Information*
Year	Quarter	High Bid Price	Low Bid Price
2014	Fourth Quarter	$1.50	$1.13
	Third Quarter	$0.05	$0.02
	Second Quarter	$0.05	$0.02
	First Quarter	$0.05	$0.02
2013	Fourth Quarter	$0.05	$0.02
	Third Quarter	$0.05	$0.02
	Second Quarter	$0.05	$0.02
	First Quarter	$0.05	$0.02

*The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

On July 21, 2014, there were approximately forty-two holders of record of the Company’s common stock.

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

Item 7.                      Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements of the Company, which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see “Risk Factors” in this Form 10-K.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

During the next twelve months our objective is to explore the Bell Flat Property subject to our mineral claims.  We continue to run our operations with the use of contract operators and as such do not anticipate a change to our company staffing levels. We remain focused on keeping a minimal staff level, which currently consists of our three directors, one of which is also our principal executive officer, and one of which is our secretary, to conserve capital. The Company anticipates that a significant portion of the exploration program will be carried out either directly by the Company’s principal executive officer or under his supervision.  We believe the outsourcing of some of the necessary operations continues to be the most cost effective and efficient manner of conducting the business of the Company.

Results of Operations

Fiscal Year Ended April 30, 2014 and April 30, 2013

Revenues

We did not earn any revenues during the fiscal years ended April 30, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

Net Loss

For the fiscal year ended April 30, 2014 we had a net loss of $107,837 compared to a net loss of $62,951 for the year ended April 30, 2013.  The increase in the net loss was largely due to an increase in general and administrative expenses.  General and administrative expenses increased to $87,507 for the year ended April 30, 2014 from $44,106 for the year ended April 30, 2013.  The increase in the current year was largely due to $30,000 in management fees related to the release of escrow shares pursuant to the Bell Flat Agreement.  The Company had previously recorded a $150,000 compensation contingency as a result of 15,000,000 shares being issued into escrow as part of the Bell Flat Agreement. On January 2, 2014 3,000,000 shares were released from escrow resulting in the recognition of $30,000 in management fees.  Excluding the impact of the share-based payments, general and administration expenses were higher for the year ended April 30, 2014 compared to the year ended April 30, 2013 due to legal, accounting, and consulting expenses relating to the Company’s new property agreement, name change and share issuances.  Mineral property exploration expenses increased to $10,293 for the year ended April 30, 2014 from $8,806 for the year ended April 30, 2013.  In the current year the Company recognized a total of $3,430 in claim fees on its Bell Flat Project and $5,234 in claims fees that were payable to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement.  In the fiscal year ended April 30, 2013, the Company incurred $3,640 in relation to claim fees upon its termination of the Caldera Property Agreement and incurred $5,166 in mineral property exploration expenditures on its now terminated Crescent Fault Property.

Liquidity and Capital Resources

We had cash of $69,820 and working capital of $67,417 as of April 30, 2014. We anticipate that we will incur the following expenses over the next twelve months:

•	$210,000 in property option payments, annual claim filing fees, and exploration expenditures on the Company’s Bell Flat Project;

•	$52,000 for operating expenses, including working capital and general, legal, accounting and administrative expenses associated with reporting requirements under the Securities Exchange Act of 1934.

Net cash used in operating activities during the year ended April 30, 2014 was $73,340 compared to $53,336 during the year ended April 30, 2013. The primary reason for the increase was due to an increase in the net loss to $107,837 during the year ended April 30, 2014 from $62,951 for the year ended April 30, 2013.  Partially offsetting the impact of the higher net loss was a non-cash item relating to share based payments pursuant to the release of escrow shares of $30,000 in the year ended April 30, 2014.  There were no investing activities in the years ended April 30, 2014 or 2013.  Financing activities included $149,500 received from the issuance of common stock and the repayment of the related-party bridge loan of $10,000 for the year ended April 30, 2014 while $20,000 in proceeds was received from the related-party bridge loan during the year ended April 30, 2013.

The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property.

On August 20, 2012 the Company entered into a bridge loan amendment to extend its outstanding 5% unsecured bridge loan to August 20, 2013 and to increase the principal amount of the loan from $84,000 to $108,200.  On August 27, 2013 the bridge loan was further extended to August 20, 2014.  On March 26, 2014, the Company entered into an agreement to settle its bridge loan of $116,987, including aggregate accrued interest from the date of the initial loan of $16,987 to March 25, 2014 for a cash payment of $10,000 and the issuance of 427,948 shares of common stock of the Company.

On October 18, 2013 the Company closed a public offering and issued 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013. The proceeds from these financings are not sufficient for all of the Company’s planned activities for the next 12 months. The Company expects that it will need approximately $262,000 to fund its operations through April 30, 2015.  We anticipate that in the future we will need additional funding and that such funding will be in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed.  We do not have any arrangements in place for any future equity financing.

Going Concern Consideration

As shown in the accompanying financial statements, the Company has incurred a net loss of $338,834 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2014, and has had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

There is substantial doubt about the Company’s ability to continue as a going concern. Accordingly, its independent auditors included an explanatory paragraph in their report on the April 30, 2014 financial statements regarding concerns about the Company’s ability to continue as a going concern. The Company’s financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

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

A detailed summary of all of the Company’s significant accountings policies and the estimates derived therefrom is included in Note 3 to the Company’s financial statements for the year ended April 30, 2014. While all of the significant accounting policies are important to the Company’s financial statements, the following accounting policies and the estimates derived therefrom have been identified as being critical:

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
Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2014.

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

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

▪
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

▪
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012 for public companies. Early adoption is permitted.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. This ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.

In October 2012, FASB issued Accounting Standards Update ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.

In August 2012, FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 8.                         Financial Statements

AMERICAN MAGNA CORP.

(formerly DAKOTA GOLD CORP.)

(An Exploration Stage Company)

-:-

INDEPENDENT AUDITOR’S REPORT

April 30, 2014 and 2013

Contents	Page

Report of Independent Registered Public Accountants	F - 1

Balance Sheets
April 30, 2014 and 2013	F - 2

Statements of Operations for the
Years Ended April 30, 2014 and 2013 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2014	F - 3

Statement of Stockholders’ Equity
Since October 27, 2006 (inception) to April 30, 2014	F - 4

Statements of Cash Flows for the
Years Ended April 30, 2014 and 2013 and the Cumulative Period
from August 1, 2010 (inception of exploration stage) to April 30, 2014	F – 6

Notes to Financial Statements	F - 7

2451 N. MmMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
American Magna Corp formerly Dakota Gold

We have audited the accompanying balance sheet of American Magna Corp formerly Dakota Gold as of April 30, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows from inception of the exploration (August 1, 2010) through April 30, 2014 and the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Magna Corp formerly Dakota Gold as from inception (August 1,2010) through April 30, 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
July 18, 2014

PCAOB Registered
AICPA Member

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2014	2013
ASSETS
Current Assets
Cash	$69,820	$3,660
Prepaid expenses	1,688	877
Total Current Assets	71,508	4,537

Total Assets	$71,508	$4,537

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$4,091	$3,820
Related party bridge loan and accrued interest payable	-	111,950
Total Current Liabilities	4,091	115,770

Stockholders’ Equity (Deficit)
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
Issued 32,723,946 shares at
April 30, 2014 (April 30, 2013 – 2,345,998)	32,724	2,346
Paid-in capital	580,813	204,704
Accumulated deficit	(87,286)	(87,286)
Stock-performance contingency	(120,000)	-
Deficit accumulated since inception of exploration stage	(338,834)	(230,997)

Total Stockholders’ Equity (Deficit)	67,417	(111,233)

Total Liabilities and Stockholders’ Equity (Deficit)	$71,508	$4,537

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			Since
			August 1, 2010,
	For the Year Ended		Inception of
	April 30,		Exploration
	2014	2013	Stage
Revenues	$—	$—	$—
Cost of Revenues	—	—	—

Gross Margin	—	—	—

Expenses
Mineral property exploration expenditures	10,293	8,806	59,419
General and administrative	87,507	44,106	201,556
Mineral property acquisition payments	5,000	5,000	60,000

Net Loss from Operations	(102,800)	(57,912)	(320,975)

Other Income (Expense)
Write-down of property and equipment	—	—	(872)
Interest expense	(5,037)	(5,039)	(16,987)

Net Other Income (Expense)	(5,037)	(5,039)	(17,859)

Net Loss	$(107,837)	$(62,951)	$(338,834)

Basic and Diluted Loss Per Share	$(0.00)	$(0.03)

Weighted Average Shares Outstanding	22,045,390	2,345,908

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of shares	Common stock $	Additional paid-in capital $	Deficit Accumulated Prior to the Exploration Stage $	Stock Performance Contingency $	Deficit Accumulated During the Exploration Stage $	Total $
Balance at October 27, 2006(inception)	-	-	-	-	-	-	-

Common Stock Issued to Founder at $0.001 per share, October 2006	600,000	600	10,400	-	-	-	11,000
Common stock issued for cash November 2006 at $.20 per share	12,500	12	2,488	-	-	-	2,500
March 2007 at $.30 per share	129,988	130	38,870	-	-	-	39,000
April 2007 at $.03 per share	20,500	21	6,129	-	-	-	6,150
Common stock issued for services rendered through April 20, 2007 at $0.30 per share	30,000	30	8,970	-	-	-	9,000
Loss for the year	-	-	-	(27,586)	-	-	(27,586)

Balance April 30, 2007	792,988	793	66,857	(27,586)	-	-	40,064
Loss for the year	-	-	-	(18,733)	-	-	(18,733)

Balance April 30, 2008	792,988	793	66,857	(46,319)	-	-	21,331
Loss for the year	-	-	-	(16,971)	-	-	(16,971)

Balance April 30, 2009	792,998	793	66,857	(63,290)	-	-	4,360
Loss for the year	-	-	-	(11,885)	-	-	(11,885)

Balance April 30, 2010	792,998	793	66,857	(75,175)	-	-	(7,525)
Contribution from a shareholder	-	-	9,400	-	-	-	9,400
Shares returned for Cancellation – August 16, 2010	(450,000)	(450)	450	-	-	-	-
Common Stock Issued to private investors at $0.10 per share, March 2, 2010	3,000	3	29,997	-	-	-	30,000
Loss for the year	-	-	-	(12,111)	-	(71,341)	(83,452)

Balance April 30, 2011	345,998	346	106,704	(87,286)	-	(71,341)	(51,577)
Common Stock Issued to an officer and director at $0.05 per share, September 1, 2011	2,000,000	2,000	98,000	-	-	-	100,000
Loss for the year	-	-	-	-	-	(96,705)	(96,705)

Balance April 30, 2012	2,345,998	2,346	204,704	(87,286)	-	(168,046)	(48,282)
Loss for the year	-	-	-	-	-	(62,951)	(62,951)

Balance April 30, 2013	2,345,998	2,346	204,704	(87,286)	-	(230,997)	(111,233)
Stock-performance contingency	15,000,000	15,000	135,000	-	(150,000)	-	-
Common Stock Issued at $0.01 per share, October 18, 2013	14,950,000	14,950	134,550	-	-	-	149,500
Stock-performance contingency earned – release of escrow shares	-	-	-	-	30,000	-	30,000
Common Stock Issued in exchange for indebtedness at $0.25 per share, March 26, 2014	427,948	428	106,559	-	-	-	106,987
Loss for the year	-	-	-	-	-	(107,837)	(107,837)

Balance April 30, 2014	32,723,946	32,724	580,813	(87,286)	(120,000)	(338,834)	67,417

(1)	Reflects 100:1 forward stock split with an effective date of December 17, 2010 and 1:100 reverse stock split with an effective date of June 16, 2011.

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
(formerly DAKOTA GOLD CORP.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			Since
			August 1 2010
	For the Year Ended		Inception of
	April 30,	April 30,	Exploration
	2014	2013	Stage
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(107,837)	$(62,951)	$(338,834)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Write-down of property and equipment	—	—	872
Accrued interest	5,037	5,039	16,987
Stock-performance contingency	30,000	—	30,000
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	(811)	1,281	(1,688)
Increase (Decrease) in accounts payable and accrued liabilities	271	3,295	(7,122)

Net Cash Used in Operating Activities	(73,340)	(53,336)	(299,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	149,500	—	279,500
Proceeds from bridge loan payable	—	20,000	100,000
Repayment of bridge loan payable	(10,000)	—	(10,000)

Net Cash Provided by Financing Activities	139,500	20,000	369,500

Net Increase in Cash and Cash Equivalents	66,160	(33,336)	69,715
Cash and Cash Equivalents – Beginning of Year	3,660	36,996	105
Cash and Cash Equivalents – End of Year	$69,820	$3,660	$69,820

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

Nature of Operations

The Company is in the development stage and has no products or services as of April 30, 2014.  We are currently an exploration stage company as defined by the SEC and we are in the business of exploring and if warranted, advancing certain unpatented Nevada mineral claims to the discovery point where we believe maximum shareholder returns can be realized.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has incurred a net loss of $338,834 for the period from August 1, 2010 (inception of the exploration stage) to April 30, 2014.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its future mineral properties.  On October 18, 2013 the Company issued 14,950,000 common shares at $0.01 per share for a total offering price of $149,500.  The funds from this financing are not sufficient to fund the Company’s expected operational requirements of approximately $262,000 for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of April 30, 2014 and 2013 the company does not have any outstanding common stock options or warrants.

Comprehensive Income

The Company has adopted FASB ASC 220, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company has disclosed this information on its Statement of Operations. Comprehensive income is comprised of net income (loss) and all changes to capital deficit except those resulting from investments by owners and distribution to owners.  The Company has determined that it does not have any comprehensive income.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2014.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the period ended April 30, 2014 or for years ended April 30, 2014 or 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2014 and 2013 there were no income tax or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

In February 2013, FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

▪
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

▪
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012 for public companies. Early adoption is permitted.

In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. This ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013.

In October 2012, FASB issued Accounting Standards Update ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.

In August 2012, FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 4 – MINERAL PROPERTY INTERESTS

Bell Flat Project

On July 19, 2013 the Company executed a property option agreement (the “Agreement”) with Desert Pacific Exploration, Inc. (“DPE”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  Herb Duerr, the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and current director is the Vice President of DPE and Naomi Duerr, Mr. Duerr’s wife, is President of DPE.  Herb and Naomi Duerr each own 50% of DPE.The property known as the Bell Flat project is located in Churchill County, Nevada and currently consists of 11 unpatented claims (the “Property”).

On August 25, 2013 the Company and DPE amended the Agreement to clarify certain provisions of the Agreement. Annual option payments and minimum annual exploration expenditures under the Agreement are as noted below:

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

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the aggregate 2012 and 2013 claim fees for an aggregate of $3,430 at April 30, 2014.

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

As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees of $5,234 at April 30, 2014.

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

As a result of such termination, the Caldera Property has been returned to the Property Owners and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until August 2013. The Company has paid these fees of $3,640 to April 30, 2013.  The Company no longer has any interest in the Caldera Property and no additional payments are required under the Caldera Property Agreement.

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

On August 20, 2011, the Loan in the original principal amount of $80,000 accruing interest at 5% per year was extended by the holder.  The Loan, and outstanding interest, which was due August 20, 2011 was renewed into a new loan of $84,000 bearing interest at 5% per year and being due on August 20, 2012.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2012 as long as the Company advises the lender of such intent to repay 15 days in advance.

On August 20, 2012, the Loan in the principal amount of $84,000 accruing interest at 5% per year was extended by the holder.  The previous bridge loan which was due August 20, 2012 was renewed into a new loan of $88,200 plus an additional $20,000 for a total loan amount of $108,200 bearing interest at 5% per year and being due on August 20, 2013.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2013 as long as the Company advises the lender of such intent to repay 15 days in advance.

On August 27, 2013, the Loan in the principal amount of $108,200 accruing interest at 5% per year was extended by the holder.  The previous bridge loan which was due August 20, 2013 was renewed into a new loan of $113,610 bearing interest at 5% per year and being due on August 20, 2014.  The unsecured loan may be repaid in its entirety including the outstanding interest earlier than August 20, 2014 as long as the Company advises the lender of such intent to repay 15 days in advance.

On March 26, 2014 the Company entered into an agreement to settle the current Loan balance of $116,987, including aggregate accrued interest of $16,987 to March 25, 2014, for a cash payment and the issuance of shares of common stock of the Company.  The Loan had accrued interest at 5% per year.  The Loan was settled for a payment of $10,000 paid in cash and the issuance of 427,948 shares of common stock of the Company at a conversion rate of $0.25 per share.

To the date of settlement at March 26, 2014 the Company had recorded interest expense of $5,037 in the current year while during the year ended April 30, 2013 the Company recorded $5,039 in interest expense.

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

During the year ended April 30, 2014 the Company completed the release of the 3,000,000 shares of common stock from escrow.  The Company has recognized $30,000 in stock-based compensation for the year ended April 30, 2014.

Common Share Transactions

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

NOTE 7 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	2014	2013
Non-capital losses carried forward	136,200	109,900
Less: valuation allowance	(136,200)	(109,900)
Deferred tax asset recognized	-	-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The provision for income tax differs from the amount computed by applying statutory federal income tax rate of 34% (2013 – 34%) to the net loss for the year.  The sources and effects of the tax differences are as follows:

	2014	2013
Computed expected tax benefit	36,500	23,100
Permanent differences	(10,200)	-
Change in valuation allowance	(26,300)	(23,100)
Income tax provision	-	-

As of April 30, 2014, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $400,744 (2013 - $323,282) which begin expiring in 2027.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending April 30, 2008 through 2014. The Company’s state income tax returns are open to audit under the statute of limitations for the years ending April 30, 2006 through 2014.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended April 30, 2014 and 2013.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 19, 2013 (as amended on August 26, 2013) the Company entered into the Bell Flat Property Option Agreement (note 4) with DPE.  Herb Duerr, the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and current director is the Vice President of DPE and Naomi Duerr, Mr. Duerr’s wife, is President of DPE.  Herb and Naomi Duerr each own 50% of DPE.  Under the Escrow Agreement, DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 (note 6).  Of the 15,000,000 shares of common stock initially issued to DPE under the Escrow Agreement, 3,000,000 shares have been released from escrow and are now restricted resulting in $30,000 in stock compensation being recognized by the Company for the year ended April 30, 2014.  The remaining balance of 12,000,000 shares continues to be restricted and held in escrow.  In connection with his work on behalf of the Company, the Company recorded $14,100 in consulting expenses for Herb Duerr (2013 - $6,000).

The Company pays its Directors $500 a month to serve as a Director of the Company.  The total amount paid for Directors’ fees for the year ended April 30, 2014 was $6,000 (2013 - $7,500).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On August 1, 2013 the Company renewed the lease for its shared office space for one year at a rate of $249 per month.  It is expected that the Company will renew its office lease for another year commencing August 1, 2014.

NOTE 10 – SUBSEQUENT EVENTS

The Company did not have any subsequent events after year end to the date of this report.

Item 9.                         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 30, 2014, the date of the Company’s most recently completed fiscal year end. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of April 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of April 30, 2014 the Company’s internal control over financial reporting was effective based upon the COSO criteria.

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

Name	Position Held with the Company	Age	Date First Appointed
Carl Nesbitt	Chairman, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, and Director	55	April 29, 2014
Douglas McGibbon	Secretary and Director	69	November 26, 2013
Herb Duerr	Director	61	August 1, 2012

Business Experience

The following is a summary of the education and business experience of each of our directors and executive officers.

Carl Nesbitt has served as the Goldcorp Chair of Mineral Engineering at the University of Nevada, in Reno, Nevada since 2010.  From 2009-2010 he served as Newmont Associate Professor at the University of Nevada.  From 2007-2009 he was a Research Associate Professor at the University of Nevada. Mr. Nesbitt has served as a research consultant for several mining companies such as Goldcorp Inc., Cynaco LLC, Goldcorp Marigold Operation, and Newmont Mining – Carlin Operation.  In 1990, Mr. Nesbitt received his Ph.D. in Metallurgical Engineering from the University of Nevada, Reno.  In 1989, he received his M.S.E. in Chemical Engineering from the University of Michigan, Ann Arbor.  In 1985, he received his M.S. in Metallurgical Engineering from the University of Nevada, Reno.  In 1980, Mr. Nesbitt received his B.S. in Chemical Engineering from the University of Nevada, Reno. Mr. Nesbitt was appointed as a director because of his industry experience and his technical background in metallurgy.

Douglas McGibbon has worked continuously in the exploration of mining materials since 1979.  From May 2009 until the present he has been the Principal for McGibbon Consulting LLC, a mining exploration consulting firm.  From September 2006 to July 2013, he served as Vice President of Exploration for Sniper Resources Ltd.  From March 1999 to August 2006 he was the Chief Geologist for Glamis Marigold Mining Company.  Mr. McGibbon received his M.S. in Geology at the University of Texas at Arlington in May 1979.  He received his B.A. in Geology at the University of California at Santa Barbara in December 1976. Mr. McGibbon was appointed as a director because of his experience in mineral exploration.

Herb Duerr has over 25 years of experience in mineral exploration geology within the United States, Latin America and Europe. He has been involved in the exploration and drilling of mines, acquisition of metal resources, and worked with major mining companies on the examination of over a thousand mineral properties. Since 1996 Mr. Duerr has been a Vice President of MinQuest, Inc., since 1989 he has been a co-owner of Nevada Mine Properties II, Inc., and since 1994 he has been Vice President of DPE and co-owner with his wife.  All three of these entities are privately-owned mineral exploration companies. Mr. Duerr is also currently a director of Iconic Minerals (since October 2009), St-Georges Platinum & Base Metals Ltd. (since December 2012) and American Consolidated Minerals (since September 2006). Mr. Duerr has a Bachelor of Science Degree from Florida Atlantic University in geology.  Mr. Duerr was appointed as a director of the Company as a result of his industry experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company.  We believe, based solely on our review of the copies of such forms, that during the fiscal year ended April 30, 2014, all reporting persons complied with all applicable Section 16(a) filing requirements except that Douglas McGibbon did not timely file a Form 3 to report that he became an officer and director of the Company and Herb Deurr did not timely file a Form 4 to report his indirect beneficial ownership by his spouse.

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

Changes to Procedures for Recommendations of Director Nominees

During the fiscal year ended April 30, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 11.                      Executive Compensation

Summary Compensation Table

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officers (each a “Named Executive Officer”) for the last two fiscal years. No executive officer earned compensation in excess of $100,000 during fiscal 2014 or 2013.

SUMMARY COMPENSATION TABLE

						Non-Equity		Nonqualified	All
Name and				Stock	Option	Incentive Plan		Deferred	Other
Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)		Earnings ($)	($)	($)
Carl Nesbitt(1)	2014	0	0	0	0		0	0	0	0
President, Chief Executive Officer and director	2013	0	0	0	0		0	0	0	0
Herb Duerr (2)	2014	14,100	0	0	0		0	0	0	14,100
President, Chief Executive Officer and director	2013	6,000	0	0	0		0	0	0	6,000

(1)
Effective April 29, 2014, Carl Nesbitt was appointed, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director of the Company.  Commencing with his appointment, Mr. Nesbitt will be compensated at $750 per month to serve as an officer and director of the Company.

(2)	Effective April 28, 2014, Herb Duerr resigned as, President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Principal Accounting Officer and Treasurer of the Company.

Service Agreements

On April 29, 2014 we entered into a service agreement with Carl Nesbitt to serve as a director and officer of the Company to identify, assess and assist in the acquisition of exploration properties and project management.  Mr. Nesbitt will be paid $750 per month quarterly in advance.

On May 6, 2014, we entered into a service agreement with Douglas McGibbon for the provision of geological and technical support for the Company’s operations and business plan. Mr. McGibbon will be paid $500 per month quarterly in advance for such services while he continues to be engaged by the Company. The agreement may be terminated on 30 days prior notice by either party.

On August 1, 2012 we entered into a service agreement with Herb Duerr for serving as a director and officer of the Company.  Mr. Duerr is paid $600 per day to provide geological and consulting services to the Company.

Outstanding Equity Awards

There have been no equity awards of any kind granted to any of the Company’s officers or directors as of April 30, 2014.

Compensation of Directors

Name (a)	Fiscal Year	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Douglas McGibbon, Secretary and Director (1)	2014	2,500	0	0	0	0	0	2,500
	2013	0	0	0	0	0	0	0
Bobby Nijjar, Secretary and Director (2)	2014	3,500	0	0	0	0	0	3,500
	2013	6,000	0	0	0	0	0	6,000
Jim Poulter(3)	2014	0	0	0	0	0	0	0
	2013	1,500	0	0	0	0	0	1,500

(1)	Effective November 26, 2013, Mr. McGibbon was appointed Secretary and Director.
(2)
Effective as of August 1, Mr. Bobby Nijjar resigned as President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Treasurer of the Company. Mr. Bobby Nijjar remained as Secretary and Director. Effective November 25, 2013, Mr. Nijjar resigned as Secretary and Director of the Corporation.

(3)	Mr. Poulter resigned from our Company on August 2, 2012.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of July 25, 2014, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 32,723,946 shares of common stock which are issued and outstanding as of July 25, 2014.  Unless indicated otherwise, all addresses below are c/o American Magna Corp., 701 N. Green Valley Parkway, Suite 200, Henderson, Nevada, 89074.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Desert Pacific Exploration, Inc. (1) 1680 Greenfield Drive, Reno, Nevada 89509	15,000,000	45.8%
Bobby Nijjar 701 N. Green Valley Parkway, Suite 200 Henderson, Nevada 89074	2,000,000	6.1%
Herb Duerr	15,000,000(2)	45.8%
Carl Nesbitt	-	-
Douglas McGibbon	-	-
Directors and Officers as a Group (3 individuals)	15,000,000	45.8%

(1)	Naomi Duerr and Herb Deurr are each 50% shareholders of DPE, and share voting and dispositive power over the shares held by DPE.
(2)
Represents shares held by DPE over which Mr. Duerr shares voting and dispositive power with his wife Naomi Duerr.  Such shares are held in escrow subject to an escrow agreement dated August 26, 2013 with the issuer which provides that on each of January 2, 2014, January 2, 2015 and January 2, 2016, 3,000,000, 5,000,000 and 7,000,000 shares, respectively, be released from escrow so long as a property option between the Company and DPE is in good standing on such date.  DPE has the right to vote the shares held in escrow.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On July 19, 2013 the Company entered into the Bell Flat Agreement with DPE granting the Company the right to acquire 100% of the mining interests of the Bell Flat Project.  Herb Duerr, our former Chairman, President, Chief  Executive Officer, Chief Operating Officer, Treasurer, and a current director of the Company  is Vice President and 50% owner of DPE, and  Naomi Duerr, Mr. Duerr’s wife, is President and 50% owner of DPE.  DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 pursuant to the DPE Agreement.

On August 20, 2010, we received a bridge loan a minority shareholder in the original principal amount of $80,000. The loan was renewed on each of August 20, 2011, August 20, 2012 and on August 27, 2013.  Also, an additional $20,000 was extended under the loan on August 20, 2012.  The loan is unsecured, bears interest at 5% per year, and may be repaid in its entirety upon 15 days’ notice to the lender.  On March 26, 2014 the Company paid off the loan of $116,987, including aggregate accrued interest of $16,987 to March 25, 2014 for a cash payment of $10,000 and the issuance of 427,948 shares of common stock of the Company.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors”.

ITEM 14                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed to the Company by its independent registered public accounting firm, DKM Certified Public Accountants (formerly known as Drake & Klein CPA’s), for the fiscal years ending April 30, 2014 and 2013 are set forth below:

	Fiscal year ending April 30, 2014	Fiscal year ending April 30, 2013
Audit Fees	$8,500	$8,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

As of April 30, 2014, the Company did not have a formal, documented pre-approval policy for the fees of the principal accountant. It is in the process of adopting such a policy. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

Item 15.                      Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	By-Laws (2)
3.3	Amended Articles of Incorporation (13)
10.1	Bridge Loan Agreement dated August 20, 2010 (3)
10.2	Caldera Property Option Agreement, dated September 10, 2010, by and between Zsolt Rosta, Jennifer Oliver, and Genesis Gold Corporation and Coastline Corporate Services, Inc. (4)
10.3	Form of Regulation S Subscription Agreement (5)
10.4	Service Agreement dated August 13, 2010 by and between Jim Poulter and Dakota Gold Corp. (6)
10.5	Bridge Loan Agreement dated August 20, 2011 (7)
10.6	Form of Regulation D Subscription Agreement (8)
10.7	Service Agreement dated January 1, 2012 by and between Bobby Nijjar and Dakota Gold Corp. (9)
10.8	Service Agreement dated August 1, 2012 by and between Herb Duerr and Dakota Gold Corp. (10)
10.9	Crescent Fault Property Option Agreement, dated August 17, 2012 by and between MinQuest, Inc. and Dakota Gold Corp. (11)
10.10	Bridge Loan Agreement dated August 27, 2012 (12)
10.11	Bell Flat Property Option Agreement, dated July 19, 2013 by and between Desert Pacific Exploration, Inc. and American Magna Corp. (14)
10.12	Bridge Loan Agreement dated August 27, 2013 (15)
10.13	Form of Subscription Agreement (16)
10.14	Bridge Loan Conversion Agreement (17)
10.15	Service Agreement dated April 29, 2014 by and between Carl Nesbitt and American Magna Corp. (18)
10.16	Service Agreement dated May 6, 2014 by and between Douglas McGibbon and American Magna Corp. (19)
10.17	Amended Bell Flat Property Option Agreement, dated August 26, 2014(20)
10.18	Escrow Agreement, dated August 26, 2014(21)
31	Rule 13a-14(a)/15d14(a) Certifications
32	Section 1350 Certifications
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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
(11) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 21, 2012.
(12) Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on August 31, 2012.
 (13) Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 9, 2013.
(14) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 23, 2013.
(15) Incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the SEC on August 27, 2013.
(16) Attached hereto
(17) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 26, 2014.
(18) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 30, 2014.
(19) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 9, 2014.
(20) Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 30, 2014.
(21) Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 30, 2014.

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

AMERICAN MAGNA CORP.

Dated: July 25, 2014	By: /s/ Carl Nesbitt
Name: Carl Nesbitt
Title: President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Carl Nesbitt Carl Nesbitt	Director, President, Chief Executive, Chief Operating Officer, Chief Financial Officer Treasurer (Principal Executive, Financial, and Accounting Officer)	July 25, 2014

/s/ Douglas McGibbon Douglas McGibbon	Secretary and Director	July 25, 2014

/s/ Herb Duerr Herb Duerr	Director	July 25, 2014