Form 10-Q
period 2014-07-31
American Magna Corp
filed 2014-09-15
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended July 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,723,946 shares of common stock, $0.001 par value, issued and outstanding as of September 12, 2014.

AMERICAN MAGNA CORP.
BALANCE SHEETS
(Unaudited)

	July 31,	April 30,
	2014	2014
ASSETS
Current Assets
Cash	$42,827	$69,820
Prepaid expenses	1,141	1,688
Total Current Assets	43,968	71,508

Total Assets	$43,968	$71,508

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,205	$4,091
Total Current Liabilities	2,205	4,091

Stockholders’ Equity
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
32,723,946 shares issued and outstanding at
July 31, 2014 (April 30, 2014 – 32,723,946)	32,724	32,724
Paid-in capital	580,813	580,813
Stock performance contingency	(120,000)	(120,000)
Accumulated deficit	(451,774)	(426,120)
Total Stockholders’ Equity	41,763	67,417

Total Liabilities and Stockholders’ Equity	$43,968	$71,508

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	July 31,
	2014	2013
Revenues	$—	$—
Cost of Revenues	—	—

Gross Margin	—	—

Expenses
Mineral property exploration expenditures	11,247	8,748
General and administrative	14,407	15,585
Mineral property acquisition payments	—	5,000
	25,654	29,333

Net Loss from Operations	(25,654)	(29,333)

Other Income (Expense)
Interest expense	—	(1,364)

Net Other Income (Expense)	—	(1,364)

Net Loss	$(25,654)	$(30,697)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	32,723,946	4,302,520

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	July 31,	July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,654)	$(30,697)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accrued interest	—	1,364
Change in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses	547	677
Increase (Decrease) in accounts payable and accrued liabilities	(1,886)	25,736
Net Cash Used in Operating Activities	(26,993)	(2,920)

Net Increase in Cash and Cash Equivalents	(26,993)	(2,920)
Cash and Cash Equivalents – Beginning of Period	69,820	3,660
Cash and Cash Equivalents – End of Period	$42,827	$740

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

For the Three Months Ended
	July 31,	July 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of a Shareholder Loan Payable by a Contribution from a Shareholder	$—	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
Notes to the Financial Statements
For the Three Months Ended July 31, 2014
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

Nature of Operations

The Company is in the exploration stage and has no products or services as of July 31, 2104.  We are currently in the exploration stage as defined by the Securities and Exchange Commission and we are in the business of exploring and if warranted, developing certain unpatented Nevada mineral claims.  We currently have one property under option which is located in Churchill County, Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Magna Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2014 has been omitted.  The results of operations for the three month periods ended July 31, 2014 are not necessary indicative of results for the entire year ending April 30, 2015 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $451,774 at July 31, 2014.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property. On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013.  The funds from these financings are not sufficient to fund all of the Company’s expected operational requirements for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassification

A reclassification has been made to the prior year comparative financial statements to conform to the current period presentation. This reclassification had no material effect on previously reported results of operations or financial position. As a result of adopting Financial Accounting Standards Board Accounting Standards Update No. 2014-10 the Company has combined and reclassified the amount disclosed as Deficit Accumulated During the Exploration Stage into Accumulated Deficit in the balance sheet at April 30, 2014.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of July 31, 2014 the Company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2014.

Uncertain Tax Positions

The Company adopted the provisions of ASC 740-10-50, formerly FIN 48, Accounting for Uncertainty in Income Taxes. The Company had no material unrecognized income tax assets or liabilities for the years ended April 30, 2014 or 2013. The Company’s policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the years ended April 30, 2014 and 2013 there were no income tax or related interest and penalty items in the income statement, or liability on the balance sheet. The Company files income tax returns in the U.S. federal jurisdiction. Tax years 2011 to present remain open to U.S. Federal income tax examination.  The Company is not currently involved in any income tax examinations.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915), which includes those in exploration stage. The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles. Except for ASU 2014.10 mentioned above, the Company does not believe that any other new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

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

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has recorded the initiation payment of $5,000 and the reimbursement of the aggregate 2012 and 2013 claim fees for an aggregate of $3,430.

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

The Company shall have the one time right exercisable for 90 days following completion of a publicly disclosed  preliminary feasibility study or preliminary economic assessment to buy up to one half (50%) of the DPE’s NSR interest (i.e. an amount equal to 1.5% of the NSR interest) for $3,000,000. The right to purchase the said NSR interest shall be exercised by the Company providing DPE with notice of the purchase accompanied by payment in the amount of $3,000,000.  Upon the completion of the work commitments and option payments and the exercise of the option under the Agreement, DPE is to receive an advance royalty payment of $20,000 per year to be paid in cash. Payment is to be paid within 30 days of completing the terms of the option under the Agreement and any subsequent annual anniversary within the following framework:

i.	The advance royalty is to be capped at $500,000 in total and shall be deducted from any future royalty obligations under the NSR; and
ii.	The advance royalty will cease on the commencement of payment by the Company of the NSR royalty to DPE for a period of three consecutive years of production; and
iii.	The advance royalty will not recommence at any future date once a minimum of three consecutive years of production has been achieved or there has been 25 years without production.

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

On July 20, 2013, the Company gave notice of termination to MinQuest pursuant to the terms of the Crescent Fault Property Agreement.  The Company has determined that the Crescent Fault Property no longer fits with its business parameters as the Company is changing its exploration emphasis from gold to magnesium.  As a result of such termination, the Crescent Fault Property has been returned to MinQuest and the Company is responsible to pay all claim fees, payments and expenses in order to maintain the property in good standing until July 2014. The Company has paid these fees of $5,234 at July 31, 2013.

NOTE 5 - COMMON STOCK TRANSACTIONS

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

In connection with his work on behalf of the Company, the Company recorded $11,400 in consulting expenses for Herb Duerr for the three months ended July 31, 2014.

For the three-months ended July 31, 2014, the Company paid one of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the three months ended July 31, 2014 was $1,500 (2013- $1,500).

NOTE 7 – SUBSEQUENT EVENTS

The Company did not have any subsequent events after quarter end to the date of this report.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements of American Magna Corp. (an exploration stage company) (the “Company”), which are included elsewhere in this Form 10-Q.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Form 10-K for the year ended April 30, 2014 filed by the Company with the Securities and Exchange Commission.

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

Though we believe that we have the expertise on our board of directors to take a resource property that hosts a viable ore deposit into mining production, the costs and time frame for doing so are considerable, and the subsequent return on investment for our shareholders would be very long term indeed. We therefore anticipate optioning or selling any ore bodies that we may discover to a major mining company. Most major mining companies obtain their ore reserves through the purchase of ore bodies found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. We believe that optioning or selling a deposit found by us to these major mining companies, would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

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

In addition to the payment of $5,000 upon execution, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has paid the initial payment of $5,000 and reimbursed DPE for 2012 and 2013 claim fees for an aggregate $3,430 under the Agreement.

Results of Operations

We did not earn any revenues during the three months ended July 31, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended July 31, 2014 we had a net loss of $25,654 compared to a net loss of $30,697 for the three months ended July 31, 2013.  The decrease in the net loss was largely due to the recognition of $5,000 for the three months ended July 31, 2013 related to the initial property option payment payable on the execution of the Bell Flat Property Option Agreement.  The property option payment due in the current year was not payable until August 26, 2014.  During the three months ended July 31, 2014 the Company paid a total of $8,785 in claim fees, including fees on new claims, on the Bell Flat Property.  During the three months ended July 31, 2013, the Company paid $3,430 for reimbursement to DPE upon execution of the Bell Flat Agreement and paid $5,234 to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement.  General and administrative expenses decreased slightly to $14,407 for the three months ended July 31, 2014 from $15,585for the three months ended July 31, 2013.

During the three months ended July 31, 2013, the Company recognized $150,000 in share-based compensation.  The $150,000 has been recognized as stock performance contingency that will be recognized into loss as the shares are released from escrow.  As part of the Company’s Bell Flat Property Option Agreement, the Company issued 15,000,000 shares of common stock to DPE subject to a binding escrow agreement.

Liquidity and Capital Resources

We had cash of $42,827 and working capital of $41,763 as of July 31, 2014. Net cash used in operating activities during the three months ended July 31, 2014 was $26,993 compared to $2,920 during the three months ended July 31, 2013. The primary reason for the increase was due to changes in accounts payable and accrued liabilities.  During the three months ended July 31, 2014 there was cash used of of $1,886 due to a decrease of accounts payable and accrued liabilities compared to cash from an increase of accounts payable and accrued liabilities of $25,736 during the three months ended July 31, 2013.  There were no investing or financing activities in either of the three month periods ended July 31, 2014 or 2013.

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

Going Concern Consideration

The Company has an accumulated deficit of $451,774 at July 31, 2014 and has had no sales in the prior year.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of equity securities during the quarter ended July 31, 2014 which were not previously reported.

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

Date:  September 12, 2014

AMERICAN MAGNA CORP.

By:   /s/ Carl Nesbitt
       Carl Nesbitt
       President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)