Form 10-Q
period 2014-10-31
American Magna Corp
filed 2014-12-15
CIK 1401670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended October 31, 2014
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,723,946 shares of common stock, $0.001 par value, issued and outstanding as of December 15, 2014.

AMERICAN MAGNA CORP.
BALANCE SHEETS

	October 31,	April 30,
	2014	2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,811	$69,820
Prepaid expenses	394	1,688
Total Current Assets	12,205	71,508

Total Assets	$12,205	$71,508

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$925	$4,091
Total Current Liabilities	925	4,091

Stockholders’ Equity
Common Stock, Par Value $0.001
Authorized 100,000,000 shares,
32,723,946 shares issued and outstanding at
October 31, 2014 and April 30, 2014	32,724	32,724
Additional paid-in capital	580,813	580,813
Stock performance contingency	(120,000)	(120,000)
Accumulated deficit	(482,257)	(426,120)

Total Stockholders’ Equity	11,280	67,417

Total Liabilities and Stockholders’ Equity	$12,205	$71,508

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended		Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross margin	-	-	-	-

Expenses
Mineral property exploration expenditures	9,932	1,715	21,179	10,463
General and administrative	10,551	25,527	24,958	41,112
Mineral property acquisition payments	10,000	-	10,000	5,000
Total Expenses	30,483	27,242	56,137	56,575

Net Loss from Operations	(30,483)	(27,242)	(56,137)	(56,575)

Other Income (Expense)
Interest	-	(1,348)	-	(2,712)
Net Other Income (Expense)	-	(1,348)	-	(2,712)

Net Loss	$(30,483)	$(28,590)	$(56,137)	$(59,287)

Basic and Diluted
Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	32,723,946	19,458,498	32,723,946	11,880,509

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	October 31,	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,137)	$(59,287)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities
Accrued interest	—	2,712
Change in Operating Assets and Liabilities
Decrease (Increase) in prepaid expenses	1,294	677
Increase (decrease) in accounts payable and accrued liabilities	(3,166)	37,728

Net Cash Used in Operating Activities	(58,009)	(18,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	149,500

Net Cash Provided by Financing Activities	—	149,500

Net Increase in Cash and Cash Equivalents	(58,009)	131,330
Cash and Cash Equivalents – Beginning of Period	69,820	3,660
Cash and Cash Equivalents – End of Period	$11,811	$134,990

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)

For the Six Months Ended
	October 31,	October 31,
	2014	2013

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN MAGNA CORP.
Notes to the Financial Statements
For the Six Months Ended October 31, 2014
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

On May 21, 2013, Mr. Bobby Nijjar, as the holder of 2,000,000, or at that time 85.3%, of the issued and outstanding shares of the Company’s common stock, provided the Company with written consent in lieu of a meeting of stockholders authorizing the Company to amend the Company’s Articles of Incorporation for the purpose of changing the name of the Company from Dakota Gold Corp. to “American Magna Corp.”  In connection with the change of the Company’s name to American Magna Corp. the Company changed its business from an emphasis on gold exploration to magnesium exploration.  The Company received final regulatory for the name change on July 2, 2013.  In relation to the name and business emphasis changes, the Company terminated its Crescent Fault Property and entered into a Property Option Agreement for the Bell Flat Project (note 4).

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis.

Nature of Operations

The Company is in the exploration stage and has no products or services as of October 31, 2104.  We are currently in the exploration stage as defined by the Securities and Exchange Commission and we are in the business of exploring and if warranted, developing certain unpatented Nevada mineral claims.  We currently have one property under option which is located in Churchill County, Nevada.

Interim Reporting

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the financial position of American Magna Corp. and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended April 30, 2014.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended April 30, 2014 has been omitted.  The results of operations for the three and six month periods ended October 31, 2014 are not necessary indicative of results for the entire year ending April 30, 2015 or for any future annual or interim period.

NOTE 2 – ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has an accumulated deficit of $482,257 at October 31, 2014.  The future of the Company is dependent upon its ability to obtain future financing and upon future profitable operations from the development of its mineral property. On October 18, 2013 the Company closed a public offering of 14,950,000 shares of common stock at $0.01 per share for a total offering price of $149,500. The shares were offered by the Company pursuant to a registration statement on Form S-1 which became effective on March 14, 2013.  The funds from this financing are not sufficient to fund all of the Company’s expected operational requirements for the next twelve months.  Management may seek additional capital that will be required in order to continue to operate in the future.  However, management’s efforts to raise additional funding may not be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Reclassification

A reclassification has been made to the prior year comparative financial statements to conform to the current period presentation. This reclassification had no material effect on previously reported results of operations or financial position. As a result of adopting Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 the Company has combined and reclassified the amount disclosed as Deficit Accumulated During the Exploration Stage into Accumulated Deficit in the balance sheet at April 30, 2014.

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

Loss per Share

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. As of October 31, 2014 the Company does not have any outstanding common stock options or warrants.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 - Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements - which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities”, which includes those in the exploration stage. The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

In August 2014, FASB issued ASU No. 2014-15 - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern - which requires management to explicitly assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management will assess if there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date of an entity’s financial statements. The new standard defines substantial doubt and provides examples of indicators thereof. The definition of substantial doubt incorporates a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 (December 31, 2016 for calendar year-end entities). Earlier application is permitted.  The Company is currently assessing this standard for its impact on future reporting periods.

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles. Except as noted above, the Company does not believe that any other new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration. Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

NOTE 4 – MINERAL PROPERTY INTERESTS

Bell Flat Project

On July 19, 2013 the Company executed a property option agreement (the “Agreement”) with Desert Pacific Exploration, Inc. (“DPE”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  Herb Duerr, the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and current director is the Vice President of DPE and Naomi Duerr, Mr. Duerr’s wife, is President of DPE.  Herb and Naomi Duerr each own 50% of DPE.  The property known as the Bell Flat project is located in Churchill County, Nevada and initially consisted of 11 unpatented claims (the “Property”).  In August 2014, the Company added 23 new claims bringing the current total to 34 claims.

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

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has made the initiation payment of $5,000, the first anniversary option payment of $10,000 and the reimbursement of the 2012 and 2013 claim fees for an aggregate of $3,430.

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

As part of the Agreement, the Company issued 15,000,000 shares of common stock to DPE subject to a binding escrow agreement (note 6)

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

NOTE 6 – RELATED PARTY TRANSACTIONS

On July 19, 2013 (as amended on August 26, 2013) the Company entered into the Bell Flat Property Option Agreement (note 4) with DPE.  Herb Duerr, the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and current director is the Vice President of DPE and Naomi Duerr, Mr. Duerr’s wife, is President of DPE.  Herb and Naomi Duerr each own 50% of DPE.  Under the Escrow Agreement, DPE was issued 15,000,000 shares of restricted common stock of the Company on July 19, 2013 (note 5).  Of the 15,000,000 shares of common stock initially issued to DPE under the Escrow Agreement, 3,000,000 shares have been released from escrow and are now restricted resulting in $30,000 in stock compensation being recognized by the Company for the year ended April 30, 2014.  The remaining balance of 12,000,000 shares continues to be restricted and held in escrow.

In connection with work performed on behalf of the Company, the Company recorded $3,600 (2013 - $11,400) in geology and related fees for Mr. Duerr for the six months ended October 31, 2014.

For the six-months ended October 31, 2014, the Company paid its principal executive officer $750 per month to serve as its principal executive officer and on its Board of Directors.  The total amount paid for the six months ended October 31, 2014 was $4,500 (2013- $0).  For the six-months ended October 31, 2014, the Company paid one of its directors $500 per month to serve on its Board of Directors.  The total amount paid for the six months ended October 31, 2014 was $3,000 (2013- $3,000).

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

Bell Flat Project

On July 19, 2013 the Company executed a property option agreement (the “Agreement”) with Desert Pacific Exploration, Inc. (“DPE”) granting the Company the right to acquire 100% of the mining interests of a Nevada mineral exploration property currently controlled by DPE.  Herb Duerr, the Company’s former Chairman, President, Chief Executive Officer, Chief Operating Officer, Treasurer, and current director is the Vice President of DPE and Naomi Duerr, Mr. Duerr’s wife, is President of DPE.  Herb and Naomi Duerr each own 50% of DPE.  The property known as the Bell Flat project is located in Churchill County, Nevada and initially consisted of 11 unpatented claims (the “Property”).  In August 2014, the Company added 23 claims bringing the current total to 34 claims.

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

In addition to the payment of $5,000 upon execution of the Agreement, the Company is required to reimburse DPE for the 2012 and 2013 claim fees for the Property.  The Company has made the initiation payment of $5,000, the first anniversary option payment of $10,000 and the reimbursement of the 2012 and 2013 claim fees for an aggregate of $3,430

Results of Operations

Three months ended October 31, 2014 compared to the three months ended October 31, 2013

We did not earn any revenues during the three months ended October 31, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the three months ended October 31, 2014 we had a net loss of $30,483 compared to a net loss of $28,590 for the three months ended October 31, 2013.  The increase in the net loss was largely due to an increase in mineral property exploration expenditures and mineral property acquisition payments partially offset by lower general and administrative expenses. General and administrative expenses decreased to $10,551 for the three months ended October 31, 2014 from $25,527 for the three months ended October 31, 2013.  The decrease in the current quarter was due to legal, accounting, and consulting expenses relating to the Company’s new property agreement, name change and share issuances being incurred in the three months ended October 31, 2013 while substantially lower amounts were incurred in the current quarter.   Mineral property exploration expenditures increased to $9,932 for the three months ended October 31, 2014 from $1,715 for the three months ended October 31, 2013.  During the current quarter the Company paid $9,932 for claim fees and mineral property exploration expenditures on the Bell Flat Property while in the prior quarter the Company incurred $1,715 in claim fees.  Additionally, the Company paid $10,000 to DPE for its annual option payment on the Bell Flat Property.

Six months ended October 31, 2014 compared to the six months ended October 31, 2013

We did not earn any revenues during the six months ended October 31, 2014 or 2013.  We will be in the exploration stage of our business for an extended period of time and as a result do not anticipate earning revenues until we have developed an exploration property.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production of our mineral property.

For the six months ended October 31, 2014 we had a net loss of $56,137 compared to a net loss of $59,287 for the six months ended October 31, 2013.  The decrease in the net loss was largely due to a decrease in general and administrative partially offset by higher mineral property exploration expenditures and mineral property acquisition payments.  General and administrative expenses decreased to $24,958 for the six months ended October 31, 2014 from $41,112 for the six months ended October 31, 2013.  The decrease in the current period was due to legal, accounting, and consulting expenses relating to the Company’s new property option agreement, name change and share issuances being incurred in the six months ended October 31, 2013 while much lower amounts were incurred in the current Six months ended October 31, 2014. Mineral property exploration expenses increased to $21,179 for the six months ended October 31, 2014 from $10,463 for the six months ended October 31, 2013.  In the current period the Company recognized a total of $11,746 in claim fees on its Bell Flat Property and $9,433 on mineral property exploration fees. In the prior period the Company paid $3,340 in claim fess on its Bell Flat Property, $5,234 in claims fees that were payable to MinQuest as a result of the Company terminating the Crescent Fault Property Option Agreement as well as $1,889 on mineral property exploration expenditures.

Liquidity and Capital Resources

We had cash of $11,811 and working capital of $11,280 as of October 31, 2014. Net cash used in operating activities during the six months ended October 31, 2014 was $58,009 compared to $18,170 during the six months ended October 31, 2013. The primary reason for the increase was due to changes in accounts payable and accrued liabilities.  During the six months ended October 31, 2014 there was cash used of $3,166 due to a decrease of accounts payable and accrued liabilities compared to cash from an increase of accounts payable and accrued liabilities of $37,728 during the six months ended October 31, 2013.  There were no investing activities in either of the six month periods ended October 31, 2014 or 2013.  In the six month period ending October 31, 2014 there were no financing activities, while in the previous six month periods ending October 31, 2013, $149,500 was received from the issuance of common stock.

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

Going Concern Consideration

The Company has an accumulated deficit of $482,257 at October 31, 2014 and has had no sales in the prior year.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral property.  Management may seek to raise additional capital in the future through the sale of equity. There are no present plans to do so and there can be no assurances that any such plans will be realized.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of equity securities during the quarter ended October 31, 2014 which were not previously reported.

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

Date:  December 15, 2014

AMERICAN MAGNA CORP.

By:   /s/ Carl Nesbitt
       Carl Nesbitt
       President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive, Financial and Accounting Officer)